Form 10-Q
period 1996-09-30
KAPSON SENIOR QUARTERS CORP
filed 1996-11-14
CIK 1016558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the period ended:                 September 30, 1996
Commission File Number:               0-28752

                           KAPSON SENIOR QUARTERS CORP
             ( Exact name of registrant as specified in its charter)


           Delaware                                              11-3323503
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

242 Crossways Park West, Woodbury, N.Y.                            11797
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code            (516)    921-8900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES_______              NO____X____

Shares of Common Stock outstanding as of October  31, 1996:  7,750,000

                          KAPSON SENIOR QUARTERS CORP.

                                      INDEX

                                                                          Page
                                                                          ----
PART I            Financial Information

                  Condensed Combined Balance Sheets -                       2
                           September 30, 1996 and
                           December 31, 1995

                  Condensed Combined Statements of Operations -             3
                           Three and Nine months ended
                           September 30, 1996 and 1995

                  Condensed Combined Statements of Cash Flows -             4
                           Nine months ended
                           September 30, 1996 and 1995

                  Notes to Condensed Combined Financial Statements          5-10

                  Management's Discussion and Analysis                     11-15
                           of Financial Condition and
                             Results of Operations

Part II           Other Information                                        16

                  Signatures                                               17

Exhibit 27        Financial Data Schedule                                  18

                          KAPSON SENIOR QUARTERS CORP.
                        CONDENSED COMBINED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                                             Pro Forma
                                                                         September 30, 1996   September 30, 1996   December 31, 1995
                                                                         ------------------   ------------------   -----------------
Current assets
   Cash and cash equivalents                                                $ 25,929,009         $    584,509        $  3,392,318
   Accounts receivable                                                            96,318               96,318              77,837
   Prepaid expenses and other current
     assets                                                                      440,964              440,964             270,317
                                                                            ------------         ------------        ------------

       Total current assets                                                   26,466,291            1,121,791           3,740,472

Property and equipment, net                                                   58,689,581           58,689,581          29,445,121
Facility development costs                                                       474,767              474,767          16,374,566
Restricted cash                                                                2,755,933            2,755,933           2,592,185
Deferred financing costs, net                                                  2,507,627            2,507,627           2,082,285
Intangibles                                                                    3,102,263            3,102,263                --
Investment in joint ventures                                                     541,110              541,110                --
Other assets                                                                   1,670,920            1,670,920             172,163
                                                                            ------------         ------------        ------------

       Total assets                                                         $ 96,208,492         $ 70,863,992        $ 54,406,792
                                                                            ============         ============        ============


             LIABILITIES AND PARTNERS' AND SHAREHOLDERS' (DEFICIT)

Current liabilities
   Current portion of long-term debt                                        $    245,867         $    245,867        $    245,867
   Accounts payable and accrued
     expenses                                                                  3,275,105            3,275,105           3,219,472
   Accrued interest                                                                 --                   --               363,198
   Due to affiliates                                                                --                   --             3,300,450
   Deferred revenue                                                              364,420              364,420             207,564
                                                                            ------------         ------------        ------------

       Total current liabilities                                               3,885,392            3,885,392           7,336,551

Long-term debt                                                                72,563,377           72,563,377          53,807,880
Resident security deposits                                                     1,623,098            1,623,098           1,278,147
Deferred interest payable                                                        209,718              209,718             105,200
Construction retainage payable                                                   613,057              613,057             227,200
                                                                            ------------         ------------        ------------

       Total liabilities                                                      78,894,642           78,894,642          62,754,978
                                                                            ------------         ------------        ------------

Minority Interest                                                              1,790,577            1,790,577           1,463,271
                                                                            ------------         ------------        ------------

Partners' and shareholders' (deficit)                                         15,523,273           (9,821,227)         (9,811,457)
                                                                            ------------         ------------        ------------

       Total liabilites and partners' and
         shareholders' (deficit)                                            $ 96,208,492         $ 70,863,992        $ 54,406,792
                                                                            ============         ============        ============

                          KAPSON SENIOR QUARTERS CORP.
                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                            Three Months Ended September 30,        Nine Months Ended September 30,
                                                                1996                1995               1996                1995
                                                             ----------          ----------         -----------         -----------
Revenues:
   Assisted living revenues                                  $5,763,819          $3,555,716         $15,292,744         $10,579,905
   Management fees                                              354,181             126,196             786,316             335,257
   Other - affiliates                                              --                11,266                --                33,799
                                                             ----------          ----------         -----------         -----------

       Total revenues                                         6,118,000           3,693,178          16,079,060          10,948,961
                                                             ----------          ----------         -----------         -----------

Operating expenses:
   Assisted living operating expenses                         3,913,036           2,363,084          10,164,775           6,294,412
   General and administrative                                 1,109,277             426,085           2,362,424           1,156,093
   Depreciation                                                 689,012             308,519           1,600,715             884,208
                                                             ----------          ----------         -----------         -----------

       Total operating expenses                               5,711,325           3,097,688          14,127,914           8,334,713
                                                             ----------          ----------         -----------         -----------

Operating income                                                406,675             595,490           1,951,146           2,614,248

Equity in income from joint ventures                             38,172                --                66,110                --
Interest income                                                  24,025              14,632             128,086              35,960
Interest expense                                             (1,755,603)         (1,011,495)         (4,599,745)         (2,666,778)
Interest expense - affiliates                                   (47,628)            (37,559)           (168,326)           (142,179)
Other income (expense), net                                      (4,744)                123             (12,566)              1,194
                                                             ----------          ----------         -----------         -----------

      Loss before minority interest                          (1,339,103)           (438,809)         (2,635,295)           (157,555)
      Minority interest in net loss of
        combined partnerships                                   501,998                --               872,694                --
                                                             ----------          ----------         -----------         -----------

     Net loss                                                 ($837,105)          ($438,809)        ($1,762,601)          ($157,555)
                                                             ==========          ==========         ===========         ===========

Pro forma data:
   Net loss                                                   ($837,105)          ($438,809)        ($1,762,601)          ($157,555)

   Pro froma benefit for income taxes                           334,842             175,524             705,040              63,022
                                                             ----------          ----------         -----------         -----------

Pro forma net loss                                            ($502,263)          ($263,285)        ($1,057,561)           ($94,533)
                                                             ==========          ==========         ===========         ===========

Pro forma net loss per share                                     ($0.11)             ($0.06)             ($0.22)             ($0.02)
                                                             ==========          ==========         ===========         ===========

Pro forma weighted average number
   of common shares outstanding                               4,758,000           4,758,000           4,758,000           4,758,000
                                                             ==========          ==========         ===========         ===========

                          KAPSON SENIOR QUARTERS CORP.
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                  Nine Months Ended September 30,
                                                                                                    1996                   1995
                                                                                                ------------           ------------
Cash flows from operating activities:
Net loss                                                                                        ($ 1,762,601)          ($   157,555)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                                                  1,600,715                884,208
     Amortization of deferred financing costs and intangibles                                        274,002                159,736
     Minority interest in net loss of combined partnerships                                         (872,694)                (1,563)
     Equity in income from invesment in joint ventures                                               (66,110)                  --
     Changes in other assets and liabilities, excluding the effect of acquired facilites:
         Accounts receivable                                                                         (18,481)               (45,372)
         Prepaid expenses and other current assets                                                   (75,146)            (1,476,007)
         Restricted cash - resident security deposits                                                475,030                 48,806
         Other assets                                                                             (1,414,761)              (143,976)
         Accounts payable and accrued expenses                                                        55,633              1,636,628
         Accrued interest                                                                           (258,680)               178,175
         Resident security deposits                                                                  344,951                 (4,293)
         Deferred revenue                                                                            156,856                 23,565
                                                                                                ------------           ------------

                        Net cash (used in) provided by
                        operating activities                                                      (1,561,286)             1,102,352
                                                                                                ------------           ------------

Cash flows from investing activities:
Acquisition of facilities, (net of cash assumed
   of $518,000)                                                                                   (9,856,250)                  --
(Increase) in restricted mortgage escrow funds                                                      (638,778)              (329,730)
Investment in joint venture                                                                         (475,000)                  --
Purchases and development of property and equipment                                               (8,137,516)           (14,147,354)
Sale of minority interests in combined partnerships                                                1,200,000                   --
                                                                                                ------------           ------------

                        Net cash used in investing activities                                    (17,907,544)           (14,477,084)
                                                                                                ------------           ------------

Cash flow from financing activities:
Proceeds from issuance of long-term debt                                                          19,282,227             14,296,800
Principal payment of long-term debt                                                                 (526,730)               (46,407)
Deferred financing costs                                                                            (471,857)               (81,949)
Due to affiliates                                                                                 (3,375,450)              (116,050)
Contributions to capital                                                                           3,271,067                   --
Distributions to partners and shareholders                                                        (1,518,236)              (711,693)
                                                                                                ------------           ------------

                        Net cash provided by financing
                        activities                                                                16,661,021             13,340,701
                                                                                                ------------           ------------
                        Net decrease in cash and
                        cash equivalents                                                          (2,807,809)               (34,031)
Cash and cash equivalents, beginning of period                                                     3,392,318              1,886,634
                                                                                                ------------           ------------

Cash and cash equivalents, end of period                                                        $    584,509           $  1,852,603
                                                                                                ============           ============

Cash, paid for interest                                                                         $  4,510,549           $  2,328,865
                                                                                                ============           ============

                          KAPSON SENIOR QUARTERS CORP.
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Operations and Summary of Significant Accounting Policies

The Company

Kapson Senior Quarters Corp. (The "Company") is an owner, operator, manager and developer of assisted living facilities which was incorporated under the General Corporation Law of Delaware on June 7, 1996 by three individual equal owners (the "Kaplans"). The Company was formed in order to consolidate and expand the assisted living facility business of the Kapson Group (the"Predecessor") of which the Kaplans are owners. The Company had no operations prior to October 1, 1996.

On October 1, 1996, the Company sold 3,550,000 shares of common stock to the public at a price of $10 per share in an initial public offering (the "Offering"). The company realized net proceeds from the Offering of approximately $31.3 million, after deducting offering costs of approximately $4.2 million. Concurrently with the completion of the Offering, the Predecessor contributed its interests in its wholly owned, majority and minority owned facilities and management agreements with respect to facilities which were owned by unrelated parties to the company in exchange for 4,150,000 shares of common stock of the Company (see Predecessor, below).


The Predecessor

The financial statements included herein as of September 30, 1996 and December 31, 1995 and for the three and nine months ended September 30, 1996 and 1995 represent the combined results of operations and financial position of the Predecessor. The Predecessor develops, owns, operates and manages assisted living facilities for senior citizens. As mentioned above, the Predecessor contributed its businesses to the Company at the consummation of the Offering on October 1, 1996.

The Predecessor represents a combination of the businesses of Sub Chapter S corporations, Partnerships or Limited Liability Companies which own, assisted living facilities, facilities under development, an entity that provides facility management services to unrelated entities, an entity that provides administrative support to the Predecessor entities, and the Company.

The assisted living facilities owned and operated by the Predecessor are as follows:

FACILITY                                ENTITY                                      FORM                         %
Wholly and majority owned

Senior Quarters at Stamford             Kapson Stamford Corp.                       Sub Chapter S               100

Senior Quarters at Huntington           Commco Management Associates, Inc.          Sub Chapter S               100
Station
Senior Quarters at Centereach I         HK Associates                               General Partnership         100

Senior Quarters at Centereach II        KapShore Development Corp.                  Sub Chapter S               100

*Town Gate East                         Kapson Rochester East, LLC                  Limited Liability
                                                                                    Company

*Town Gate Manor                        Kapson Rochester Manor, LLC                 Limited Liability           100
                                                                                    Company

*Senior Quarters at Chestnut Ridge      Chestnut Ridge Development LLC              Limited Liability            50
                                                                                    Company

+Senior Quarters at East Northport      Larkfield Garden Associates L.P.            Limited Partnership          50

Senior Quarters at Briarcliff Manor     Kapson Briarcliff Manor, LLC                Limited Liability           100
(under development)                                                                 Company

Minority Owned Joint Ventures
(under development)

Senior Quarters at Jamesburg            Kapson Jamesburg Development LLC            Limited Liability            11
                                                                                    Company

Senior Quarters at Glen Riddle          Kapson Glen Riddle Development LLC          Limited Partnership          10

*Senior Quarters at Montville           Kapson Montville Development LLC            Limited Liability            23.75
                                                                                    Company



* Ownership percentages were acquired or sold in April 1996 (See Note 2) + See Notes 2 and 5

Basis of Presentation

The accompanying condensed combined financial statements include the assets, liabilities and operations associated with the wholly and majority owned entities of the Predecessor listed above, as well as the Company. Since the entities have common ownership and management interest, the assets and liabilities are reflected at historical cost. Investments in minority owned joint ventures are accounted for on the equity method. All significant intercompany accounts and transactions have been eliminated in combination. Minority interests represent the net equity attributable to non-affiliated investors that are not owned by the Predecessor.

The condensed combined financial statements included herein are unaudited and include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed combined financial statements should be read in conjunction with the 1995 audited financial statements of the Predecessor and the 1996 audited balance sheet of the Company included in the Company's registration statement on Form S-1 filed with respect to the Offering. Although the Predecessor's and Company's operations are not highly seasonal, the results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the operating results of the full year.

Intangible Assets

Intangible assets consists of goodwill ($2,811,923 net at September 30, 1996) which is the excess of the purchase price over the net assets of acquired facilities which is being amortized on the straight-line method over 15 years, and a covenant not to compete ($290,340, net at September 30, 1996) which is being amortized on a straight-line basis over 7 years.

If there is an event or change in circumstances that indicates that the basis of the long lived intangibles may not be recoverable, it is the Predecessor's policy to assess any impairment in value by making a comparison of the current and projected operating cash flows of the facility for which the intangible relates over its remaining useful life, on an undiscounted basis, to the carrying amount of the intangible. Such carrying amounts would be adjusted, if necessary, to reflect an impairment in value of the intangible.

Pro Forma Presentation

The pro forma presentation in the accompanying balance sheet reflects the issuance of the 3,550,000 shares of common stock and the net proceeds of approximately $31.3 million, in connection with the Offering; the contribution of the Predecessor businesses to the Company in exchange for 4,150,000 shares of the Company's common stock and final distributions declared by certain entities that comprise the Predecessor in the aggregate amount of $6,082,000 which were paid from the proceeds of the Offering. Such distributions were primarily used to satisfy the tax liabilities of the Kaplans incurred upon the transfer of the Predecessor interests in the facilities to the Company and real state transfer taxes arising out of the transaction.

The pro forma benefit for income taxes is based on the historical combined financial data of the Predecessor as if the entities comprising the Predecessor had operated as taxable corporations for the periods presented and is recorded at the statutory rate in effect during the period (40%).

The pro forma net loss per share for all periods presented were determined based on the number of shares of common stock issued by the Company in the Offering to fund the $6,082,000 distribution based on the offering price of $10 per share (608,200) plus, the issuance of the 4,150,000 shares of common stock to the Kaplans for its contribution of the Predecessor businesses to the Company.

2.  Acquisitions and Dispositions

Acquisitions

On April 1, 1996 the Predecessor purchased two assisted living facilities (Town Gate Manor and Town Gate East) for approximately $10,375,000 which it fully funded through mortgage notes under the Credit Facility (Note 3). The Predecessor has accounted for this acquisition under the purchase method. Under the purchase method the purchase price is allocated to the assets acquired and liabilities assumed based upon their relative fair value with the excess of the purchase price over the fair value of the net assets acquired recorded as good-will. The preliminary allocation of the purchase price, which in management's opinion is not expected to materially differ from the final fair value valuation adjustments of the net assets acquired is:

         Cash .................................................    $    518,000
         Property and equipment ...............................       6,422,000
         Goodwill .............................................       2,903,000
         Covenant not to compete ..............................         323,000
         Other assets .........................................         290,000
         Other liabilities ....................................         (81,000)
                                                                   ------------
         Purchase price .......................................    $ 10,375,000
                                                                   ============

On April 1, 1996 the Predecessor also purchased for $475,000 in cash, a 23.75% interest in a limited partnership (Senior Quarters at Montville). The Predecessor is accounting for this investment under the equity method of accounting. (See Note 5)

Dispositions

In April, 1996 the Predecessor sold a 49.9% interest in its Senior Quarters at Chestnut Ridge facility to an unrelated party for $1,200,000. Since the Predecessor has retained operational and 50.1% voting control of the facility, the results of the operations of the facility are combined in the accompanying financial statements with the 49.9% investment reflected as a component of minority interest.

Pro Forma Financial Information

The Predecessor acquired and disposed of interests in facilities during the nine months ended September 30, 1996. The pro forma financial information set forth below is based upon the Predecessor's historical Condensed Combined Statements of Operations for the nine months ended September 30, 1996 and 1995, adjusted to give effect to these transactions as of January 1, 1995.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred on January 1, 1995, nor does it purport to represent the results of operations for future periods.

                                                    Nine Months ended
                                                    September 30,
                                                    1996                 1995
                                                    ----                 ----

Total Revenue ..................................    16,990               13,613
Net Loss .......................................    (1,815)                (376)


Pending Acquisition

In August 1996, the Company entered into an agreement to purchase the remaining 50% interest in Senior Quarters at East Northport. The purchase price will be satisfied through (i) 50,000 shares of common stock and (ii) the remainder of the purchase price will be paid in cash ($2,100,000). (See Note 5)

3.  Long-Term Debt

The Company and the Predecessor have available a $40 million recourse line of credit (the "Credit Facility") from Health Care REIT Inc. The Credit Facility provides both construction and permanent financing.

Construction financings, which can also be used for acquisitions, generally expire in twelve months or the date the certificate of occupancy is received at which time, they convert to permanent financing. Interest on construction financing is 3.5% above the base rate announced by National City Bank of Cleveland. Monthly payments of interest only are required.

Permanent financings ("Mortgage Notes") are for initial terms of 10 years, with a 10 year renewal option. Interest, which is fixed on the date of the permanent financing, is charged at 4.25% above comparable U.S. Treasury Notes during the initial financing term and 6.25% above comparable U.S. Treasury Notes during any renewal term. Monthly payments of interest only are due during the first year, after which monthly payments of principal and interest are due based on a 25 year amortization period.

The Credit Facility is collateralized by the Predecessor's real estate, equipment and accounts receivable. At September 30, 1996 $22,226,000 has been drawn with $17,774,000 available under the $40 million Credit Facility. Interest averaged 10.7% under the Credit Facility during 1996.

On October 1, 1996, concurrent with the Offering, the Company obtained an additional $100 million recourse line of credit from Health Care REIT, Inc.

Senior Quarters at East Northport has drawn an additional $4,995,816 in mortgage proceeds during 1996.

4.  Commitments and Contingencies

Legal Proceedings

The Predecessor is named as a defendant in various lawsuits which arise in the normal course of business. Although the ultimate outcome of these proceedings cannot be determined, management believes that in no instance will the outcome have a material adverse effect on the company's financial position, results of operations or cash flows.

Employment Agreements

Effective with the Offering, the Company entered into employment agreements with Glenn Kaplan, Chairman of the Board and Chief Executive Officer, Wayne Kaplan, Vice Chairman of the Board, Senior Executive Vice President and Secretary, and Evan Kaplan, President, Chief Operating Officer, and director, each of whom will receive annual cash compensation and a bonus pursuant to substantially identical five year employment contracts with the Company. These agreements are renewable from year to year after the initial five year period. Each contract provides for a salary of $213,000, increased annually by a percentage equal to the Consumer Price Index. Each contract also provides for a discretionary bonus to be set by the Company's Compensation Committee, based on the earnings of the Company and other criteria determined by the Compensation Committee. If the executive covered by the contract is terminated by the Company without cause, the executive shall be paid the salary provided for in the contract for the remainder of the term of the contract but in no event less than one year's salary. In addition, the contract provides for a payment equal to two year's base salary upon the occurrence of certain events relating to a change of control of the Company and subsequent termination. Each executive officer has agreed to devote substantially all of his time to the Company and not to compete with the Company while employed thereby and for a period of one year from the date of termination unless such executive officer is terminated without cause.

Operating Agreements

The Kaplans, due to New York State law, are required to individually be the licensed operators of all the Company's assisted living facilities located in New York. The Company has entered into operating agreements with the Kaplans, relating to the facilities, for a term of 25 years at a net fee of 3.5% of the respective facilities' revenues.

5.  Subsequent Events

In October, 1996 the Company completed an agreement to purchase the remaining 50% interest in Senior Quarters at East Northport. The purchase was completed by payment of $2.1 million in cash and 50,000 shares of common stock.

Also, in October, 1996 the Company entered into an agreement to develop a property at Senior Quarters at Albany.

On October 29, 1996 the Company reached an understanding to acquire Senior Quarters at Cranford and an additional 71.25% interest in the entity that owns Senior Quarters at Montville. Terms of the transaction have not been completed.

                          KAPSON SENIOR QUARTERS CORP.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Note on Forward-Looking Statements

Certain information contained in this Form 10-Q are forward-looking statements. Events could affect Kapson Senior Quarters Corp.'s (the Company's) actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Form 10-Q. Such events could include unexpected increases in construction or operating expenses, adverse decisions from zoning boards or similar boards or authorities, changes in applicable laws and regulations, or in the interpretations thereof, delays of Supplemental Security Income and Medicaid payments, increased competition in the Company's principal markets, the Company's inability to obtain additional financing on acceptable terms and the Company's inability to hire, train and assimilate management and other employees and adapt its purchasing, management information and other systems to accommodate its expanded operations.

Overview

Prior to the Offering, the Company's facilities were owned, managed and/or operated by one or more S corporations, limited partnerships or limited liability companies of the Company's predecessor, The Kapson Group (the "Predecessor"). The Kapson Group is a general partnership of which Glenn Kaplan, Wayne Kaplan, and Evan Kaplan (collectively, the "Kaplans") are the sole equal partners. As the Company is newly formed, all references to the Company in connection with historical financial data or otherwise include the Predecessor.

The historical financial statements of the Predecessor represent the combined historical results of operations and financial condition of: (i) four facilities that were wholly owned by the Predecessor (Senior Quarters at Stamford, Senior Quarters at Huntington Station, Senior Quarters at Centereach I, and Senior Quarters at Centereach II); (ii) two wholly owned facilities of the Predecessor that were acquired on April 1, 1996 (Town Gate Manor and Town Gate East); (iii) one facility that was wholly owned by the Predecessor but in which a 49.9% interest was sold to an unrelated third party in April 1996 (Senior Quarters at Chestnut Ridge); (iv) an entity through which the Predecessor controlled a 50% interest (and in August, 1996 agreed to acquire the remaining 50% interest) in a newly-developed facility in East Northport, New York (Senior Quarters at East Northport) which began operations on March 15, 1996; (v) an entity through which the Company owned a 23.75% minority interest in Change Bridge Inn; (vi) two entities through which the Predecessor owned a minority interest in facilities that were under construction (an 11% interest in Senior Quarters at Glen Riddle and a 10% interest in Senior Quarters at Jamesburg); (vii) a management company which received management fees from five related and four unrelated entities, and (viii) an entity that provided administrative support to the Predecessor and other affiliated entities.

The Company is an owner, operator, manager, and developer for assisted living facilities. The Company was formed in order to consolidate and expand the assisted living business of the Predecessor. The Company had no operations prior to October 1, 1996.

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Revenues. Assisted living revenues increased to $5.8 million for the three months ended September 30, 1996, compared to $3.6 million for the three months ended September 30, 1995, an increase of 61.1%. The increase is attributable to:
(i) the opening of Senior Quarters at Chestnut Ridge on September 1, 1995 and Senior Quarters at East Northport on March 15, 1996 which contributed revenue of $566,000 and $640,000, respectively; and (ii) the acquisition of Town Gate East and Town Gate Manor on April 1, 1996 which contributed combined revenue of $952,000. Excluding Senior Quarters at Chestnut Ridge, Senior Quarters at East Northport, Town Gate East and Town Gate Manor, assisted living revenues were approximately equivalent for the three months ended September 30, 1996 and 1995. Management fee revenue increased to $354,000 for the three months ended September 30, 1996, compared to $126,000 for the three months ended September 30, 1995, an increase of 180.9%. The increase was primarily attributable to Change Bridge Inn, Senior Quarters at Jamesburg, Castle Gardens, Senior Quarters at Lynbrook and Senior Quarters at Glen Riddle which the Company assumed management responsibility for on August 8, 1995, February 1, 1996, January 1, 1996, June 1, 1996, and June 19, 1996, respectively.

Operating Expenses. Assisted living operating expenses increased to $3.9 million for the three months ended September 30, 1996, compared to $2.4 million for the three months ended September 30, 1995, an increase of 62.5%. As a percentage of assisted living revenues, assisted living operating expenses were 67.2% and 66.7% for the three months ended September 30, 1996 and 1995, respectively. The increase in assisted living operating expenses as a percentage of assisted living revenues is primarily attributable to the opening of Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport on September 1, 1995 and March 15, 1996, respectively. As is consistent with the Company's experience during the "rent-up" of a new facility, assisted living operating expenses as a percentage of assisted living revenues are higher than they are for a facility which is operating at or near full occupancy. The increase in assisted living operating expenses as a percentage of assisted living revenues during the three months ended September 30, 1996 is also attributable to increased payroll and employee benefits related to start-up costs for one of the Company's ALP facilities and the introduction of the Company's Extended Care Program at another facility. General and administrative expense was $1.1 million for the three months ended September 30, 1996, compared to $426,000 for the three months ended September 30, 1995. As a percentage of total revenues, general and administrative expense was 18.0% and 11.5% for the three months ended September 30, 1996 and 1995, respectively. The increase is primarily the result of: (i) higher payroll and employee benefit costs in connection with a strategic decision by the Company to invest in its management and facility development capabilities in order to support future growth through development, acquisition and management of additional facilities; and (ii) costs related to the opening of Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport and preparations for the opening of the Senior Quarters at Lynbrook, Senior Quarters at Patterson, Senior Quarters at Jamesburg and Senior Quarters at Glen Riddle.

                          KAPSON SENIOR QUARTERS CORP.
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Continued

Interest Expense. Interest expense was $1.8 million for the three months ended September 30, 1996, compared to $1.0 million for the three months ended September 30, 1995, an increase of 80.0%. The increase is attributable to: (i) the opening of Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport facilities on September 1, 1995 and March 15, 1996, respectively; and
(ii) the acquisition of Town Gate East and Town Gate Manor on April 1, 1996. Interest expense with respect to Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport was capitalized prior to their opening.

Net Loss. Net loss was ($837,000) for the three months ended September 30, 1996, compared to ($439,000) for the three months ended September 30, 1995. The increase in net loss is primarily the result of the opening of Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport and, to a lesser extent, higher payroll and benefit costs in connection with the Company's expansion plans. Excluding Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport, net loss would have been ($196,000) and ($151,000) for the three months ended September 30, 1996 and 1995, respectively. The Company was not required to and did not pay federal or state income taxes. The minority interest for the three months ended September 30, 1996 is related to the partial ownership of Senior Quarters at East Northport and Senior Quarters at Chestnut Ridge by unrelated third parties.


Results of Operations

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Revenues. Assisted living revenues increased to $15.3 million for the nine months ended September 30, 1996, compared to $10.6 million for the nine months ended September 30, 1995, an increase of 44.3%. The increase is attributable to:
(i) the opening of Senior Quarters at Chestnut Ridge on September 1, 1995 and Senior Quarters at East Northport on March 15, 1996 which contributed revenue of $1.3 million and $1.4 million, respectively; and (ii) the acquisition of Town Gate East and Town Gate Manor on April 1, 1996 which contributed combined revenue of $1.9 million. Excluding Senior Quarters at Chestnut Ridge, Senior Quarters at East Northport, Town Gate East and Town Gate Manor, assisted living revenues were approximately equivalent for the nine months ended September 30, 1996 and 1995. Management believes that assisted living revenues for the nine months ended September 30, 1996 were negatively impacted by inclement weather experienced during the first quarter of 1996 which resulted in decreased occupancy at certain of the Company's facilities, which was substantially offset by fee increases. Management fee revenue increased to $786,000 for the nine months ended September 30, 1996, compared to $335,000 for the nine months ended September 30, 1995, an increase of 134.6%. The increase was primarily attributable to Change Bridge Inn, Senior Quarters at Jamesburg, Castle Gardens, Senior Quarters at Lynbrook and Senior Quarters at Glen Riddle which the Company assumed management responsibility for on August 8, 1995, February 1, 1996, January 1, 1996, June 1, 1996, and June 19, 1996, respectively.

Operating Expenses. Assisted living operating expenses increased to $10.2 million for the nine months ended September 30, 1996, compared to $6.3 million for the nine months ended September 30, 1995, an increase of 61.9%. As a percentage of assisted living revenues, assisted living operating expenses were 66.7% and 59.4% for the nine months ended September 30, 1996 and 1995, respectively. The increase in assisted living operating expenses as a percentage of assisted living revenues is primarily attributable to the opening of Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport on

                          KAPSON SENIOR QUARTERS CORP.
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, continued


September 1, 1995 and March 15, 1996, respectively. As is consistent with the Company's experience during the "rent-up" of a new facility, assisted living operating expenses as a percentage of assisted living revenues are higher than they are for a facility which is operating at or near full occupancy. Excluding Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport, assisted living operating expenses as a percentage of assisted living revenues would have been 60.8% and 57.1% for the nine months ended September 30, 1996 and 1995, respectively. The increase in assisted living operating expenses as a percentage of assisted living revenues during the nine months ended September 30, 1996 is also attributable to: (i) inclement winter weather during the first quarter of 1996 which adversely affected revenues and increased operating expenses; and (ii) increased payroll and employee benefits related to start-up costs for one of the Company's ALP facilities and the introduction of the Company's Extended Care Program at another facility. General and administrative expense was $2.4 million for the nine months ended September 30, 1996, compared to $1.2 million for the nine months ended September 30, 1995. As a percentage of total revenues, general and administrative expense was 14.9% and 11.0% for the nine months ended September 30, 1996 and 1995, respectively. The increase is primarily the result of: (i) higher payroll and employee benefit costs in connection with a strategic decision by the Company to invest in its management and facility development capabilities in order to support future growth through development, acquisition and management of additional facilities; and (ii) costs related to the opening of Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport and preparations for the opening of the Senior Quarters at Lynbrook, Senior Quarters at Patterson, Senior Quarters at Jamesburg and Senior Quarters at Glen Riddle.


Interest Expense. Interest expense was $4.6 million for the nine months ended September 30, 1996, compared to $2.7 million for the nine months ended September 30, 1995, an increase of 70.4%. The increase is attributable to: (i) the opening of Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport facilities on September 1, 1995 and March 15, 1996, respectively; and (ii) the acquisition of Town Gate East and Town Gate Manor on April 1, 1996; and (iii) offset by a decrease in interest expense due to the refinancing of mortgage at a lesser rate for Senior Quarters at Centereach. Interest expense with respect to Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport was capitalized prior to their opening.

Net Loss. Net loss was ($1.7 million) for the nine months ended September 30, 1996, compared to ($158,000) for the nine months ended September 30, 1995. The increase in net loss is primarily the result of the opening of Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport and, to a lesser extent, higher payroll and benefit costs in connection with the Company's expansion plans. Excluding Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport, net income (loss) would have been ($500,000) and $271,000 for the nine months ended September 30, 1996 and 1995, respectively. The Company was not required to and did not pay federal or state income taxes. The minority interest for the nine months ended September 30, 1996 is related to the partial ownership of Senior Quarters at East Northport and Senior Quarters at Chestnut Ridge by unrelated third parties.

                          KAPSON SENIOR QUARTERS CORP.
                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations, continued



Liquidity and Capital Resources

On October 1, 1996, the Company completed an initial Public Stock Offering of 3,550,000 shares of Common Stock at $10.00 per share. The proceeds from this sale of Common Stock, net of related costs of approximately $4.2 million, totaled approximately $31.3 million. Concurrently with the completion of the offering, the predecessor contributed its interests in its wholly owned, majority and minority owned facilities and management agreements with respect to facilities which were owned by unrelated parties to the Company in exchange for 4,150,000 shares of common stock of the Company.

Net cash provided by (used in) operating activities was ($1.6) million for the nine months ended September 30, 1996, compared to $1.1 million for the nine months ended September 30, 1995. The decrease is primarily attributable to: (i) a net loss for the nine months ended September 30, 1996, compared to net income for the nine months ended September 30, 1995; (ii) a minority interest in the net loss of a partnership owning Senior Quarters at East Northport; and (iii) a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $17.9 million for the nine months ended September 30, 1996, compared to $14.5 million for the nine months ended September 30, 1995. Substantially all of the cash used in investing activities for the nine months ended September 30, 1996 and 1995 was for the development and/or acquisition of new facilities (which was partially offset by the sale of a minority interest in Senior Quarters at Chestnut Ridge for $1.2 million) during the nine months ended September 30, 1996. Net cash used in investing activities was funded primarily through long-term debt.

Net cash provided by financing activities was $16.7 million for the nine months ended September 30, 1996, compared to $13.3 million for the nine months ended September 30, 1995. Net cash provided by financing activities primarily consists of the proceeds of long-term debt offset by principal repayments of long-term debt and distributions to partners and shareholders. The increase for the nine months ended September 30, 1996 is primarily the result of long-term debt associated with the completion and opening of Senior Quarters at East Northport and the acquisition of Town Gate Manor and Town Gate East.

Historically, the Company has operated with significant working capital deficits primarily as a consequence of current liabilities owed to an uncombined affiliate of the Predecessor as well as certain financing activities. The working capital deficit for the Company was $2.8 million at September 30, 1996 and $3.6 million at December 31, 1995. Excluding current liabilities owed to an affiliate of the Company (which will not be an obligation of the Company), the Company's working capital position would have been a deficit of $296,000 at December 31, 1995. On a pro forma basis, following the Offering and the application of the estimated net proceeds therefrom, the Company will have pro forma working capital of $22.6 million.

In January 1995, the Predecessor obtained a $40.0 million acquisition and development credit facility with Health Care REIT, Inc. ("HCR"), pursuant to which temporary construction financing bears interest at 3.5% above the base rate announced by The National City Bank of Cleveland but not less than 11.25%, and permanent financing bears interest at the rate of a ten-year U.S. Treasury Note plus 4.25% per annum. The permanent financing rate increases by 30 basis points per year. Approximately $22.2 million of the HCR credit facility has been drawn for specific projects and is secured by four facilities (Senior Quarters at Chestnut Ridge, Town Gate Manor, Town Gate East and the project at Briarcliff Manor, NY). Effective as of the date of the Offering, the Company will have a $140.0 million acquisition and development credit facility with HCR, pursuant to which temporary construction financing bears interest at 3.5% above the base rate announced by The National City Bank of Cleveland and permanent financing bears interest at the rate of a ten-year U.S. Treasury Note plus either 4.0% per annum for mortgage indebtedness or 3.75% per annum for permanent operating leases. The permanent financing rate increases by 25 basis points per annum. The amounts drawn on the original $40.0 million HCR credit facility will be applied against the new $140.0 million facility. The HCR credit facility requires, as a condition to future drawings, that the Company meet certain financial tests on the date of each closing, including that the Company have a minimum net worth of $14.0 million ($20.0 million once aggregate drawings exceed $100.0 million); that the subject facility's payment coverage of net operating income to debt service be not less than 1.25 to 1.0 (including management fees equal to 5% of gross revenue and a replacement reserve equal to $400 per unit per year) after the first 12 months of operation; that the Company maintain a current ratio of
1.25 to 1.0 and a minimum cash balance of $2.5 million at all times; and that the Company's debt to equity ratio not exceed certain designated levels. The HCR credit line also imposes certain negative covenants that prohibit, without the prior written consent of the lender: (i)transfers of interests in the subject facility; (ii) changes in ownership or management of the Company or the subject facility; (iii) the creation of certain other types of indebtedness of the subject facility; (iv) the modification of any material contracts; (v) mergers, consolidations, sale of substantially all of the assets or other structural changes with respect to the subsidiary which owns the facility; and (vi) mergers, consolidations, or transfers of any assets by the Company which would cause the net worth of the Company to fall below the amounts specified above. Notwithstanding the foregoing, consent is not required in connection with the public trading of the shares offered hereby, or for certain transfers of shares by the Kaplans. Indebtedness on two other properties (Senior Quarters at Huntington Station and Senior Quarters at Stamford) having a combined outstanding balance of $15.4 million matures in February 1999, at which time all unpaid principal balances, if any, become due and payable. While the Company expects to refinance such debt with the existing lender or with another financing source, there can be no assurance that the Company will be able to obtain such refinancing on terms acceptable to the Company, which could result in an adverse effect on the Company's operating results and financial condition.

With respect to current indebtedness on Senior Quarters at Huntington Station and Senior Quarters at Stamford, which matures in February 1999, the lending arrangements contain an equity participation feature payable at maturity in an amount which is the greater of (a) $480,000 or (b) 25% of appraised market value over $17.5 million. The Company is negotiating to remove the equity participation features of these loans, but there can be no assurance that such negotiations will be successful.

The Company intends to finance its growth strategy for the next three to five years through a variety of sources, including the proceeds of the Offering, bank and other financing, long-term operating leases with REITs, future debt or equity offerings, joint ventures and other sources. To a limited extent, the Company may also use other forms of financing such as taxable or tax-exempt long-term debt, including publicly issued debt. Because the Company intends to use such financing for its properties, the amount of its indebtedness may increase as the Company pursues its growth strategy. As a result of existing and future indebtedness, a substantial portion of the Company's cash flow will be devoted to debt service. There can be no assurance that the Company will generate sufficient cash flow from operations to cover required interest and principal payments. If the Company were unable to meet interest and principal payments, it could be required to seek renegotiation of such payments with its lenders or obtain additional equity or debt financing. There can be no assurance, however, that such efforts will be successful or timely or that the terms of any such financing or refinancing would be acceptable to the Company. Further, in the event of future financings and refinancings, increases in prevailing interest rates could increase the Company's debt service obligations.

Impact of Inflation and Changing Prices

Assisted living revenue and management fees from assisted living facilities are the primary sources of revenue earned by the Company. These properties are affected by rental rates which are highly dependent upon market conditions and the competitive environments where the facilities are located. Employee compensation is the principal cost element of property operations. Although there can be no assurance it will continue to do so, the Company has been able historically to offset the effects of inflation on salaries and other operating expenses by increasing rental rates.

                          KAPSON SENIOR QUARTERS CORP.

                            PART II OTHER INFORMATION


Item l.       Legal Proceedings

              LITIGATION:

              There have been no material developments with respect to
                 litigation that occurred during this reporting period.

Item 2.       Changes in Securities
                  Not applicable.

Item 3.       Defaults upon Senior Securities Not applicable
                  Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
                  Not applicable.

Item 5.       Other Information
                  Not applicable.

Item 6(a) Exhibit 27 Financial data Schedule - Article 5 for third quarter form 10Q
Item 6(b)     Exhibits and Reports on Form 8-K

                  There was no form 8-K filed during the third quarter of the year ending September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KAPSON SENIOR QUARTERS CORP.




Nov. 14, 1996                                /s/ Glenn  Kaplan
   (Date)                                     --------------------------------
                                                Glenn  Kaplan
                                                Chairman of the Board and
                                                Chief Executive Officer




Nov. 14, 1996                               /s/ John M. Sharpe Jr.
   (Date)                                   ----------------------------------
                                                John M. Sharpe Jr.
                                                Vice President, Chief Financial
                                                Officer and Treasurer