Form 10-K
period 1996-12-31
KAPSON SENIOR QUARTERS CORP
filed 1997-03-31
CIK 1016558

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the fiscal year ended December 31, 1996

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ___________ to ___________

                           Commission File No. 0-28752

                          KAPSON SENIOR QUARTERS CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                          11-3323503
(State or other jurisdiction of                 (I.R.S. Employer Identification)
incorporation or organization)

        242 Crossways Park West
          Woodbury, New York                                           11797
(Address of principal executive offices)                             (Zip Code)

                                 (516) 921-8900
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of voting stock held by non-affiliates of registrant as of March 1, 1997: $35,550,000

Number of shares of Common Stock outstanding as of March 1, 1997:  7,750,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

                          KAPSON SENIOR QUARTERS CORP.
                           ANNUAL REPORT ON FORM 10-K
                ----------------------------------------------------


                                TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----


PART I
            1.  Business..................................................    3
            2.  Properties................................................   15
            3.  Legal Proceedings.........................................   16
            4.  Submission Of Matters To A Vote Of Security Holders.......   16

PART II
            5.  Market For Registrant's Common Equity And
                Related Stockholder Matters...............................   17
            6.  Selected Financial Data...................................   17
            7.  Management's Discussion And Analysis Of
                Financial Condition And Results Of Operations.............   19
            8.  Financial Statements And Supplementary Data...............   24
            9.  Changes In And Disagreements With Accountants
                On Accounting And Financial Disclosure....................   24

PART III    ..............................................................   24

PART IV
            10. Exhibits, Financial Statements, And Reports On
                Form 8-K..................................................   25

Signatures................................................................   26

Exhibit Index.............................................................   27

                                     PART I

ITEM 1. BUSINESS.

General

     Kapson Senior Quarters Corp. (the "Company") is a leading provider of assisted living services in the northeastern region of the United States, and has owned, managed and/or operated assisted living facilities since 1972. Assisted living facilities provide a residential alternative for elderly senior citizens who need or desire assistance with their activities of daily living and certain home health care services in a non-institutional environment. A majority of the Company's facilities are operated under the "Senior Quarters" trademark.

     The Company's operating philosophy is to provide services and care which meet the individual needs of its residents and to enhance their physical and mental well-being, thereby allowing residents to live longer and to "age in place." The Company's facilities are designed to provide premium accommodations and a comprehensive, bundled package of standard services for a single monthly fee. These facilities offer, on a 24-hour basis, personal, supportive and home health care services appropriate for their residents in a home-like setting, all of which allow residents to maintain their independence and quality of life. Furthermore, many of the Company's facilities, through its Extended Care Program, also offer additional specialized care and services to residents in the beginning stages of Alzheimer's disease, dementia and other cognitive impairments. At December 31, 1996, the average monthly fee for standard services at the Company's facilities was approximately $2,750 per unit. The Company believes that its facilities are generally larger than typical assisted living facilities in terms of units and resident capacity. Its prototype development facility consists of 125 units with capacity for up to 200 residents. Over 50 years of combined experience in the assisted living industry have led the three senior executives of the Company, Glenn Kaplan, Wayne Kaplan and Evan Kaplan (collectively, the "Kaplans"), to develop and implement this prototype, which enhances operating margins by capitalizing on economies of scale.

     At December 31, 1996, the Company owned, managed and/or operated 15 assisted living facilities with an aggregate of 1,623 units and a capacity for 2,392 residents, located in New York, New Jersey, Connecticut and Pennsylvania. Of these facilities, the Company owned all or a portion of eleven facilities (seven entirely and four partially, with partial ownership interests ranging from 10.0% to 50.1%) with an aggregate of 1,145 units and a capacity for 1,749 residents. The Company also operates one facility under a long-term operating lease. Revenue from the twelve facilities in which the Company had an ownership or leasehold interest constituted 93.7% of the Company's 1996 revenues, with the balance provided by management fees from facilities owned by unaffiliated third parties. The average age of residents at the Company's facilities is approximately 85, and the average length of stay is 24 months. At December 31, 1996, the Company's facilities that were stabilized (i.e., in operation for at least twelve months) had a weighted average occupancy rate of 97.0%, with many of them maintaining waiting lists. Furthermore, such facilities have operated at a 98.0% occupancy rate for the past five calendar years. Management attributes its success in maintaining high monthly fees and occupancy levels to a number of factors, such as the premium nature of its facilities; the comprehensive bundling of standard services as part of a single package and the quality of those services; referrals from former residents, their families and health care professionals; and the long tenure and low turnover of its staff, which produces strong relationships with the residents and their families.

     Under applicable New York law and regulations, a publicly-traded corporation is not permitted to be the licensed operator of a licensed facility, although privately-owned corporations are permitted to operate certain types of licensed facilities. The Kaplans individually are the licensed operators of substantially all of the Company's facilities in New York, and the Kaplans may in the future form one or more corporations to operate these facilities. The Kaplans have, in turn, engaged a wholly-owned subsidiary of the Company to provide certain management services at each such facility.

     The Kaplan family has an extensive background in real estate and assisted living. In 1932, the grandfather of the Kaplans founded a family-owned commercial real estate enterprise and made a number of subsequent investments in hotel and hospitality properties. This enterprise opened its first assisted living facility in 1972, and a second assisted living facility was opened two years later. Thereafter, the assisted living facilities were expanded, a third facility was opened and land for future projects was purchased. In 1985, The Kapson Group (the "Predecessor"), a New York general partnership between the Kaplans, acquired one of these assisted living facilities. Since that time, The Kapson Group has focused strictly on its assisted living business and has built an executive management team with experience and expertise in the financing, acquisition, development, management and operation of assisted living facilities.

     The Company was formed in order to consolidate and expand the assisted living facility business of The Kapson Group. In connection with the Company's initial public offering (the "Initial Public Offering"), a series of transactions designed to consolidate The Kapson Group's assisted living business in the Company were consummated. The address of the Company's headquarters is 242 Crossways Park West, Woodbury, New York 11797. Its telephone number is (516) 921-8900 and its facsimile number is (516) 921-8998. Its website address is www.seniorquarters.com. The Company is a Delaware corporation incorporated on June 7, 1996.

The Assisted Living Industry

     The long-term care industry encompasses a wide continuum of services and residential arrangements for elderly senior citizens. Skilled nursing facilities provide the highest level of care and are designed for elderly senior citizens who need chronic nursing and medical attention and are not able to live on their own. Further, skilled nursing facilities tend to be one of the most expensive alternatives while providing elderly senior citizens with limited independence and a diminished quality of life. On the other end of the continuum is home-based care, which typically is provided in an individual's private residence. While this alternative allows the elderly individual to "age in place" at home and, in certain instances, can provide most of the services available at a skilled nursing facility, it does not foster any sense of community or the ability to participate in group activities.

     Assisted living facilities generally are designed to fill the gap in the middle of this continuum. Assisted living facilities have been described by the Assisted Living Federation of America as providing a special combination of housing and personal, supportive and home health care services designed to respond to the individual needs of those who need or desire help with their activities of daily living, including personal care and household management. Services in an assisted living facility are generally available 24 hours a day to meet the scheduled and unscheduled needs of residents, thereby promoting maximum dignity and independence.

     The assisted living industry is highly fragmented, with only approximately 5% of the industry's beds represented by the top 30 industry participants based on 1995 studies. However, the Company believes that substantial industry consolidation is underway. At present, the industry is characterized by many participants who operate only a limited number of facilities and who frequently can offer only basic assistance with a limited number of activities of daily living. Conversely, the Company believes that it is characterized by the following: (i) the ability to offer premium accommodations and a comprehensive bundle of standard services for a single inclusive monthly fee; (ii) sophisticated, professional management structures and highly trained employees;
(iii) a cost-efficient, user-specific prototype facility; (iv) experience in providing home health care services, and (v) the proven ability to operate in a highly regulated environment such as that in the State of New York.

The Company's Assisted Living Services

     The Company's facilities provide services and care which are designed to meet the individual needs of its residents, enhance their physical and mental well-being and to promote a supportive, independent and home-like setting. Most of the Company's facilities are primarily designed as premium facilities at which residents receive a comprehensive, bundled package of standard services for a single monthly fee.

     Tailored Care Plan. A primary element of the Company's strategy is the concept of "tailored" care to meet each resident's specific needs. The customizing of services to meet a resident's needs commences with the admissions process, during which the resident, his or her family and physician, and the facility's medical director and management staff discuss the resident's needs and develop a plan for his or her care. If recommended by the resident's physician, additional home health care or medical services may be provided at the facility by a home health care services agency. The care plan is reviewed and modified on a regular basis.

     Extended  Care  Program.  The Company has  implemented  its  Extended  Care
Program at certain of its facilities. The program is designed to accept residents with the beginning stages of Alzheimer's disease, dementia and other cognitive impairments and to enhance their opportunity to "age in place." This program, which is provided at additional cost, includes special services such as: personal care aides specifically trained to help seniors with declining cognitive functioning; separate activity areas; special activities for cognitive and behavioral problems, including ones that encourage artistic outlets for creative expression; additional assistance with bathing, personal hygiene and dressing; a high staff-to-resident ratio; either a separate dining room or separate dining times, and special living arrangements. The Company intends to expand its Extended Care Program to many of its current facilities and to offer it at all new facilities.

     New York State Assisted Living Program. In June 1993, the Company was awarded 400 of the 698 beds (approximately 57%) allocated to the Long Island Region under the State of New York's Assisted Living Program. This program is geared to residents who are eligible for Medicaid and who require a higher acuity of care than is typically provided in assisted living facilities. As part of this program, the Company has committed to accept 380 Medicaid residents at two facilities. The remaining number of beds may be filled by private-pay residents. The Assisted Living Program is closed to new applicants and the Company is not aware of any proposals pending in the New York State Legislature to enact similar programs or to award additional beds under the existing program.

     Service and Care Package. The Company's facilities typically charge a single monthly fee which includes a large package of services and amenities. The Company believes that this fee is larger than that of typical providers of assisted living services and that such a fee is viable because: (i) the Company's facilities are designed as premium facilities; (ii) the Company's basic package includes services that typical assisted living providers charge for on an "as-needed" basis; (iii) the overall quality of its services; and (iv) the long tenure of its staff which, because of its low turnover, becomes well known and trusted by the facility's residents and their families. At December 31, 1996, the average monthly fee for standard services at the Company's facilities was approximately $2,750 per unit. Among other things, the Company believes that this fee structure distinguishes the Company from other assisted living providers and enhances the home-like environment of its facilities, makes it easier for the Company to predict operating expenses at any given facility and, therefore, increases profitability at its facilities.

     Wellness Monitoring. The staff at the Company's facilities closely monitors the physical and mental health of its residents in order to identify and respond to changes and then, together with the resident and the resident's family and physician, as appropriate, designs a solution to fit that resident's particular needs. This monitoring activity takes place at meals and other scheduled activities, and informally as the staff performs its services around the facility. In addition, the staff works with home health care services agencies to provide services that the facilities cannot provide, such as physical and occupational therapy.

     Social and Recreational Activities. The Company believes that an essential part of enjoying an assisted living environment as well as maintaining a healthy lifestyle is participation in social and recreational activities. Residents are encouraged to participate in facility activities, and numerous activities rooms (such as bingo rooms, card rooms and cocktail lounges) are included in the design of each of its facilities. At a typical Company facility there will be between eight and 14 scheduled activities per day, seven days a week. The activities vary facility by facility in accordance with the particular interests of the facility's residents.

     Resident Participation. Each facility has a Residents' Council and a Food Service Committee comprised of several residents who are elected by their co-residents. The Residents' Council meets with the administrator of the facility on a regular basis to discuss concerns and suggestions of the residents. The Food Service Committee meets with the administrator and the chef on a frequent basis to discuss possible changes and variations to the menu. Both of these groups help to involve residents in the community while providing day-to-day quality control.

Operations of the Company's Facilities

     Corporate. Over the past 25 years the Company has provided centralized management services to each of its facilities, including the development of operating procedures, recruiting and training, financial accounting services, a licensing facilitator and legal support systems. As part of the Company's training procedures, new staff train at existing facilities to observe methods of administration, cash management, personal care assistance, housekeeping, maintenance, security, medication management, food preparation, nutrition planning, supervision of recreational activities and other operational elements.

     Facility. The operational staff at each of the Company's assisted living facilities generally consists of an administrator, who has overall responsibility for the operation of the facility (subject, however, to the control of the licensed operator, where applicable), a medical director, a recreation director, a case manager or social worker and an assistant administrator. At least one personal care aide is on duty 24 hours per day to respond to emergencies, and scheduled 24-hour assisted living services are available to residents. Each facility has a kitchen staff, a housekeeping staff and a small maintenance staff. The Company's assisted living facilities have on average 70 to 80 full-time or part-time employees depending on the size of the facility and the extent of assisted living services provided in that facility.

     The Company's facilities place emphasis on diet and nutrition, as well as preparing attractively presented healthy meals which can be enjoyed by the residents. The Company's food service program is led by a nutritionist, who prepares all menus and recipes for each facility. The menus and recipes are reviewed and changed based on consultation with nutritional experts, input from the residents and applicable law and regulations. Under certain circumstances, the Company also provides special meals for residents who require special diets.

     Employees. The Company emphasizes maximizing each employee's potential through support and training. The Company experiences low turnover in the staff at both its central office and its facilities and, consequently, it is able to promote from within. Management personnel is trained in the areas of supervision and management skills. At the facility level, key personnel such as administrators will generally have received approximately eight months training at the Company's central office and one of the Company's facilities prior to the opening of the facility. Other key personnel, such as medical directors, case managers or recreational directors will generally have received approximately four months training at one the Company's facilities prior to assuming duties at a new facility. In addition, the administrators of each facility conduct monthly in-service training sessions relating to various practical areas of care-giving at the facility.

These monthly training sessions cover policies and procedures of all facets of facility operations, including special areas such as state and social service regulations, quality assurance, fire, safety disaster procedures and resident care. In addition, hourly employees are trained in the Company's philosophy of assisted living, motivational sessions and practical how-to areas of dealing with residents. The Company believes that the long tenure of its operational staff is due to the advancement opportunities that arise out of the Company's rapid growth.

     Transition Team. In order to manage its growth more effectively, the Company dispatches a transition team to each new facility that offers its permanent staff back-up assistance and technical and other advice with respect to all aspects of the operation of the new facility, such as budgets, policies, procedures and systems, activities for the elderly, administration and provision of specific assisted living services, food service, wellness monitoring, maintenance and other operational areas. Depending on the size and nature of the new facility, a transition team generally consists of two to eight persons who are department heads of other facilities. The team is typically on site prior to and through the new facility's opening date, and remains there for a week at a time during the new facility's first two months of operation.

     Quality Control. The Company ensures the quality of its services through frequent, thorough reviews. The administrator of each facility conducts a "walk-through" inspection every day and the department heads hold frequent staff meetings to discuss issues concerning the operation of the facility. A Vice President of Operations conducts a regular site review on an unannounced basis. The Company also uses outside inspectors to examine the facility from the viewpoint of the family member of a prospective resident and to report their impressions to Company management.

Growth Strategy

     Overview. The Company's growth strategy for the next three to five years will focus on the expansion of its existing portfolio through the development and acquisition of additional assisted living facilities, the expansion of its ancillary services, such as home health care services, in-house pharmacy services and its Extended Care Program, and maintaining its focus on cost-efficient facilities management. The Company also intends to continue to capitalize on public recognition of the "Senior Quarters" trademark to distinguish itself from competitors.

     The Company's primary focus is the northeastern United States where it intends to maintain its position as a leading assisted living provider. The Company also will seek to develop or acquire facilities in other areas of the United States in which it believes it will be able to create a sizable presence. The Company believes that by concentrating or "clustering" its facilities in target areas with desirable demographics, it can increase the efficiency of its management resources and achieve broad economies of scale.

     Since 1985, the Company has developed ten assisted living facilities and acquired all or an interest in three others, formed home health care service agencies in order to offer such services in the Company's facilities, and developed its prototype facility for cost-effective management.

Most of these facilities have been located in New York State, which has one of the most extensive regulatory frameworks with respect to the provision of assisted living services. Accordingly, the Company believes that it not only has the requisite experience but also the systems, procedures and infrastructure to support its growth strategy and to adapt to regulatory change. The Company intends to continue to finance its development and acquisition of new facilities through a variety of sources, including the proceeds of the Initial Public Offering, bank and other financing, long-term operating leases with REITs, future debt or equity offerings, joint ventures and other sources.

     The  Company  will seek to realize  future  growth  primarily  through  the construction of new facilities and through the acquisition of existing facilities. The Company intends to pursue the conversion of buildings employed for other uses on a selective basis, thereby increasing its universe of potential development activities. Additionally, the Company will selectively enter into management contracts to manage facilities for institutions and developers that do not have experience in operating an assisted living facility.

     The Company's experience with real estate developers and lenders has led it to believe that the "Senior Quarters" trademark and the Company's established reputation in the assisted living industry increase its development and acquisition opportunities and that its participation in a project generally lends that project credibility with the potential financing sources, local governing bodies and communities and potential residents. Further, through its activities as a leading developer and operator of assisted living facilities in the northeastern United States and management's activities in numerous industry associations, the Company has generated numerous contacts through which it is able to identify possible development and acquisition opportunities.

Development of New Facilities

     Prototype Facility. Through its quarter of a century of industry experience, the Company has developed a prototype facility floor plan with more efficient and flexible multi-purpose common areas and residential unit layout. The design of this prototype has enabled the Company to reduce the square footage required by 25% without adversely impacting the quality of its services and facilities. The prototype facility contains 125 units with a capacity for up to 200 residents, includes studios, one-bedroom and two-bedroom units, and spans 82,000 square feet.

     Development Process. The development of a facility begins with the zoning process, which the Company has significant experience at managing. Local zoning board members are strongly encouraged to visit the Company's existing facilities on both an escorted and a "drop-in" basis and to discuss with the Company's senior management any concerns that may arise so that they may be addressed well in advance of zoning board meetings. While the Company has developed a prototype for its facilities, this plan is extremely flexible with respect to the exterior facade, which can be tailored to blend into the surrounding community. The construction of the Company's new facilities is typically undertaken by a select group of general contractors with whom the Company works or intends to work on a continuing basis. All contractors are required to submit performance and payment bonds in favor of the Company. Several bids are solicited for each project and the winning bidder is brought into the planning process in its initial stages. The intensive involvement of the general contractor at such an early stage has resulted in most of the Company's existing projects being completed on time and within budget. There can be no assurance, however, that future projects will be completed on time and within budget.

     Development   Status.  The  Company  currently  has  four  assisted  living facilities under construction and an additional five facilities with zoning approval. The Company is currently involved in various stages of pre-construction development with respect to twelve assisted living facilities. The Company is also in the preliminary stage of discussions to develop or acquire an additional 10 sites in six states. In considering a prospective site for development, the Company generally considers such factors as a potential market's demographics, the number of existing long-term care facilities (including those owned or managed by the Company) in the area, and the income level of the target population. Preliminary development activities include due diligence activities (including the evaluation of environmental and geo-technical matters), the preparation of architectural and engineering plans and the negotiation of definitive agreements regarding the acquisition of the site and the financing of the development. The Company currently has no binding commitment or other agreement, arrangement or understanding to acquire or to proceed with the development of any of these sites, and there can be no assurance that the Company will ultimately be able to or elect to acquire and develop any of these sites.

     On March 18, 1997, the Company announced that it plans to develop six assisted living facilities in North Carolina and South Carolina with a joint venture partner.

Acquisition of Existing Facilities

     Acquisition Criteria. Driven by the assisted living industry's current fragmentation and ongoing consolidation, the Company believes that there are a large number of acquisition opportunities available for well-financed, experienced operators. Through its extensive experience in the assisted living industry and its development and acquisition team, the Company continually seeks to acquire facilities in its targeted markets. In evaluating potential acquisitions, the Company reviews and considers: (i) the location; (ii) its ability to cluster with existing facilities; (iii) demographics of the area;
(iv) the current and projected revenues and cash flow of the facility, and (v) the Company's ability to increase bottom-line profitability through enhanced services (including home health care), operational efficiencies and capital improvements.

     Acquisition Process. Through its experience in developing and operating assisted living facilities and management's participation in industry associations, the Company has generated numerous contacts through which it is able to identify possible acquisitions. The Company is regularly contacted by other operators, industry participants and groups, as well as lenders and banks associated and unassociated with the Company. The Company believes that it is chosen over others due to its recognition as an experienced operator and its ability to operate effectively in highly regulated states. Management intends to pursue single and portfolio acquisitions of assisted living facilities where the Company believes it can add increased value to the existing operations.

Further, the Company will seek to acquire independent living facilities where there is an opportunity to reposition the existing operation into a Senior Quarters assisted living facility.

     Conversions of Existing Facilities Used for Other Purposes. The Company has extensive experience with the conversion of existing buildings into assisted living facilities, which it believes expands its universe of potential development opportunities. In certain instances, the conversion of an existing facility may have compelling economic advantages compared to the development of a new facility, including: (i) lower total development costs; (ii) less time required for preparation of the facility; and (iii) an expedited zoning permit process. While the Company believes that the majority of the facilities it develops in the future will be newly constructed, the Company also believes that its extensive experience with conversions enlarges its universe of potential development projects and will enable it to take advantage of economically lucrative conversion opportunities that do arise.

Expansion of Company-Provided Ancillary Services.

     The Kaplans own and operate a New York licensed home care services agency, which offers home care services in some of the Company's New York facilities. The Company intends to provide such services through the Kaplans' agency in all of its New York facilities. The Company expects to apply in the next year for registration as a pharmacy in New York in order to offer and provide in-house pharmacy services in its New York facilities and, where permissible, at its other facilities. In addition, the Company intends to offer its Extended Care Program for residents suffering from cognitive impairments at many of its existing facilities and all of its new facilities. The Company believes not only that these ancillary services will enable the Company to attract additional residents and enable residents to stay at the Company's assisted living facilities longer, rather than having to transfer to more expensive skilled nursing facilities, but also that its provision of such services will increase as its growth strategy is implemented.

     The Company also seeks to enhance and increase the amount and diversity of assisted living services it provides through: (i) the continued education of the senior community, particularly the residents and their families, concerning the cost effectiveness of receiving additional services in an assisted living facility; (ii) the continued development and refinement of assisted living programs designed to meet the needs of its residents as they "age in place"; and
(iii) the consistent delivery of quality services for residents.

Competition

     The long-term care industry is highly competitive and the Company expects that the assisted living industry will become more competitive in the future. The Company competes with numerous local, regional and national companies providing long-term care alternatives such as home care services agencies, life care communities, skilled nursing facilities, community-based service programs, retirement communities and convalescent centers. The Company expects that as assisted living receives increased attention, competition will grow, and that new market entrants will include companies focusing primarily on assisted living. Assisted living providers compete for residents primarily on the basis of quality of service, price, reputation, physical appearance and location of the living environment, services offered, family preferences and physician referrals. Moreover, the Company expects to face competition for the development or acquisition of assisted living facilities during the course of its implementation of its growth strategy. Competition may be increased by changes in the regulatory environment, especially in New York, where assisted living is highly regulated and a majority of the Company's facilities is located. Some of the Company's present and potential competitors are significantly larger and have, or may obtain, greater financial resources than those of the Company.

Government Regulation

     The Company's facilities are and will continue to be subject to certain federal, state and local regulations and licensing requirements. In addition, the facilities are also subject to various local building codes and ordinances. These requirements vary from state to state and are monitored to varying degrees by state agencies. Specific categories and names of licensed facilities also vary from state to state. Most states in which the Company currently does business require that assisted living facilities and home health care services agencies be licensed. New York requires state registration in order to own and operate a pharmacy; other states in which the Company intends to provide pharmacy services also regulate such services.

     Reimbursement. Government payments for assisted living facilities have been limited and most assisted living residents or their families generally pay the cost of their care from their own financial resources. In certain instances private long-term care insurance may provide funds for assisted living services. The purchase of private long-term care insurance appears to be increasing dramatically as more types of insurance become available. However, the Company's two ALP facilities are intended to serve primarily Medicaid residents. The residential fee for Medicaid residents, whether eligible for SSI or not, is based on the SSI residential rate applicable to ALP facilities. Home care services provided to residents of the ALP facility who are Medicaid beneficiaries are reimbursed by Medicaid on a per day basis, which is equal to 50% of the amount that would be paid for the anticipated services at each resident's level of care (based on social and nursing assessments) to nursing facilities in the same geographical area for a Medicaid resident's home care services. Because the ALP facility only receives a fixed amount from Medicaid for a range of home care services within the resident's level of care, the ALP facility would be at financial risk should its Medicaid eligible residents require a level of services within the range for the specified level of care that exceeds the amount reimbursed by Medicaid, and there is no assurance that the proposed federal and state legislation involving Medicaid, in whatever form such legislation may take, will not reduce government support. The combined payments for Medicaid-eligible residents are approximately the same as the
overall   monthly  fee  for  a  private   paying   resident  in  a  semi-private
accommodation.

     Other. The significant aspects of both the licensing and regulatory environments in states where the Company currently operates and under applicable federal law include the following:

     New York. The State of New York has a variety of levels of senior housing ranging from those for residents requiring limited or no services to those aimed at residents whose health needs are substantial. Certain of the lower levels, such as independent living facilities, are subject to little or no regulation as residential facilities. The Company owns and/or manages two independent living facilities. However, residential facilities in which personal care and other services are provided are licensed and regulated by New York State's Department of Social Services, and, with regard to ALP facilities, by the Department of Health, as well. The Company's New York licensed facilities consist of Adult Homes, Enriched Housing Programs and ALP facilities. Adult Homes and Enriched Housing Programs are a class of residential facilities for adults needing levels of care that are more moderate than the higher levels of care required for a resident in order to qualify for an ALP facility. The license application process for licensed facilities, which includes an assessment of public need, is complex and may take one year or more.

     Current New York law and regulations prohibit a publicly-traded corporation from operating a licensed facility. Natural persons, individually or in partnership, and privately-held corporations may operate Adult Homes, Enriched Housing Programs and ALP facilities. The licensed operator(s) of an Adult Home or an Enriched Housing Program may enter into management contracts which provide that the licensed operator(s) shall maintain ultimate responsibility and liability for the licensed entity and the power to discharge persons working at the licensed facility. Licensed operators of ALP facilities may enter into management contracts that provide additionally that the licensed operator shall retain control and responsibility for the day-to-day operations by the licensed operators, retain the authority and power to hire and discharge persons working at the licensed entity, maintain and control the books and records of the licensed entity, retain ultimate authority to dispose of assets used in the operation of the licensed entity, to incur any liability on behalf of the licensed entity and to adopt or enforce policies regarding the operation of the licensed entity. Any change in the operator of any type of licensed facility requires prior notification and approval of the state. New York's licensed facilities are also subject to periodic inspection and license renewal every four years.

     The Kapson Licensed Home Care Services Agency, which is owned and operated by the Kaplans, has applied to the New York State Department of Health to extend its license to additional counties so as to provide such services to all of the New York facilities serviced by the Company. A significant portion of the home care services provided in the Company's ALP facilities are already being provided by the Kapson Licensed Home Care Services Agency. If and when its license is extended to other counties by the Department of Health, the Kapson Licensed Home Care Services Agency intends to maintain on-site office space at the Company's facilities.

     The Company expects to apply within the next year to New York State authorities for registration as a pharmacy in order to provide in-house pharmacy services in all of its facilities. A New York pharmacy may be owned by a corporation provided that the corporation obtains a registration and that the actual practice of pharmacy is conducted by licensed pharmacists.

     New Jersey, Connecticut and Pennsylvania. The State of New Jersey has four levels of supportive senior housing, all of which are licensed, regulated and subject to inspection. In the

State of Connecticut, assisted living facilities are licensed and inspected by the State Department of Health and Addiction Services and are a combination of a "managed residential community" and an "Assisted Living Services Agency." Assisted living facilities in the State of Pennsylvania are designated "personal care homes" which must also receive a state license and are subject to regulation and inspection. Publicly traded corporations may own and operate assisted living facilities in New Jersey, Connecticut and Pennsylvania.

     Federal and State Fraud and Abuse Laws and Regulations. The federal "Stark Law" provides that where certain health care professionals have a "financial relationship" with a provider of Medicaid-reimbursable "designated health services" (including, among other things, home health care and pharmacy services), the health care professional may be prohibited from making a referral to the health care provider, and such health care professionals may be prohibited from billing for the designated health service. Although the Company believes that ownership in it is not subject to the Stark Law, a "financial relationship" may be interpreted by the government to include ownership of stock of the Company directly in the case of pharmacy services it may provide and indirectly as a provider of management services to the home health care services agency. Accordingly, referrals by certain health care professionals who are stockholders of the Company to the Kapson Licensed Home Care Services Agency or the Company's pharmacy for residents whose services are reimbursable by Medicaid, and billing Medicaid by the ALP for such services, may be prohibited under the Stark Law. Certain exceptions available under the Stark Law to certain health care professionals who are investors would not be applicable as the Company does not currently meet the qualifying test of stockholder equity of at least $75.0 million. Submission of a claim for services for which payment is prohibited under the Stark Law could result in substantial civil penalties. New York State imposes similar prohibitions against health care professionals referring any patients to a company that provides pharmacy services in which the health care professional has an ownership or financial interest, such as stock ownership. Laws imposing various restrictions applicable to such referrals exist in many other states. The Company reviews and will continue to review all aspects of its operations to assure compliance with federal and state health care fraud and abuse laws, and will monitor developments under such laws. In addition, in submitting claims to the Medicaid or Medicare programs, such as in its ALP and possible future pharmacy and home care activities, the Company is (and will be) subject to federal and state laws imposing significant civil and criminal penalties for claims that the Company knew or should have known were overstated or otherwise inappropriate.

Employees

     As  of  December  31,  1996,  the  Company  and  its  facilities   employed
approximately   1,000   persons,   including  32  in  the  Company's   corporate
headquarters. The Company believes its employee relations are good.

Forward Looking Statements

     Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements appearing under Item 1, "Business," and Item 7, "Management's Discussion
and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The matters referred to in the forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the availability of financing, general real estate and construction risks, governmental regulation, competition, and other business risks common to assisted living operations, as well as certain other risks described above in this Annual Report.

ITEM 2. PROPERTIES.

     The Company currently owns/leases/manages and/or operates 15 assisted living facilities containing 1,623 units with a capacity for 2,392 residents. The following chart sets forth information regarding the Company's existing facilities.


                                                                                                                            Year of
                                                                          Number of                                        Commence-
                                                                           Units/         Owned,            Year             ment
                                                                          Resident       Leased or       Constructed       of Kapson
Facility                                                      City        Capacity        Managed       or Converted      Operations
--------                                                      ----        --------        -------       ------------      ----------
CONNECTICUT
         Senior Quarters at Stamford (1)...............     Stamford        94/188         100%             1988             1988
NEW JERSEY
         Senior Quarters at Cranford (1)(5)............     Cranford       173/254        Leased            1993             1993
         Change Bridge Inn (1).........................    Montville       103/112        23.75%            1988             1995
         Senior Quarters at Jamesburg (1)..............     Jamesburg      125/156          10%             1996             1996
NEW YORK
         Senior Quarters at Centereach I (2)...........    Centereach      101/200         100%             1979             1979
         Senior Quarters at Huntington Station (2).....    Huntington       99/198         100%             1987             1987
         Senior Quarters at Centereach II (1)..........    Centereach       99/198         100%             1989             1989
         The Regency at Glen Cove (3)..................     Glen Cove       95/105        Managed           1993             1993
         Senior Quarters at Chestnut Ridge (2).........  Chestnut Ridge     98/148         50.1%            1995             1995
         Castle Gardens (4)............................       Vestal        84/84         Managed         1990/1993          1996
         Senior Quarters at East Northport (2).........  East Northport    139/200         100%             1996             1996
         Senior Quarters at Lynbrook (2)...............      Lynbrook      126/200        Managed           1996             1996
         Town Gate East (2)............................     Penfield       100/120         100%             1972             1996
         Town Gate Manor (2)...........................     Rochester       67/79          100%             1970             1996
PENNSYLVANIA
         Senior Quarters at Glen Riddle (1)............    Glen Riddle     120/150          11%             1996             1996
                                                                         -----------
TOTAL..................................................                  1,623/2,392

-----------

(1) This facility is directly managed by a wholly-owned subsidiary of the Company.

(2) In order to comply with applicable New York law and regulations, this facility is operated by the Kaplans individually pursuant to an operating agreement. The Kaplans have engaged a wholly-owned subsidiary of the Company to provide certain management services pursuant to a management agreement.

(3) This facility is operated by its owner, a New York not-for-profit corporation that is unaffiliated with the Company. The owner has engaged a wholly-owned subsidiary of the Company to provide management services pursuant to a management agreement.

(4) The portion of this facility that is operated as an independent living facility (84 beds) is managed by a wholly-owned subsidiary of the Company pursuant to a management agreement. The portion that is operated as an Enriched Housing Program facility (27 beds) is operated by a New York not-for-profit corporation.

(5) This Facility is leased through a long-term operating lease with HealthCare REIT.

     The Company's facilities are generally located near or in a major population center and close to shopping malls and social and cultural activity centers. Management believes that, among other factors, residents generally choose a facility that is located close to their homes or the homes of their families. Room configurations consist of studios and variously sized one-bedroom or two-bedroom apartments. Communal areas usually include a variety of activity rooms, a medical examination room, beauty salon/barber shop, library, chapel, media rooms, billiard room, a crafts room and a 24-hour per day country kitchen.

     The Company believes that its facilities are generally larger than typical assisted living facilities in terms of units and resident capacity. Management believes that economies of scale enhance operating margins at large facilities and that "rent-up" risk is minimized through management's extensive experience in marketing and developing, acquiring, managing and/or operating large facilities, and the proximity of the Company's facilities to population centers that can sustain such facilities. At December 31, 1996, the Company's facilities that were stabilized (i.e., in operation for at least twelve months) had a weighted average occupancy rate of 97.0%, with many of them maintaining waiting lists.

     The Company leases 5,715 square feet of corporate office space in Woodbury, New York.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in various lawsuits and other matters arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these claims and suits are uncertain, in the aggregate they should not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of the Company has traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System since September 26, 1996 under the symbol KPSQ. On March 1, 1997 there were 43 holders of record of the Company's Common Stock.

     The following table sets forth the high and low closing bid prices for the Company's Common Stock as reported by NASDAQ:


Calendar Period                                       High                Low
---------------                                       ----                ---
1996:
Fourth Quarter......................................  10 1/4              6 3/8

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain all future earnings for the expansion and operation of its business and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On October 22, 1996, the Company issued 50,000 unregistered shares of Common Stock to Hameem Associates, L.P., ("Hameem"), as partial consideration for the purchase by the Company of Hameem's 50% limited partnership interest in the entity that owns Senior Quarters at East Northport.

ITEM 6. SELECTED FINANCIAL DATA.

     The financial data for the years ended December 31, 1996, 1995 and 1994 and balance sheet data as of December 31, 1996 and 1995 have been derived from the audited financial statements of the Company and the Predecessor and should be read in conjunction with those financial statements and notes thereto included elsewhere in this Annual Report. In addition, the selected financial data should be read in conjunction with "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             SELECTED FINANCIAL DATA


                                                                                   Year ended December 31,
                                                           -------------------------------------------------------------------------
                                                              1992           1993          1994            1995           1996
                                                              ----           ----          ----            ----           ----

                                                                                The Predecessor (1)                  The Company (1)
                                                           ------------------------------------------------------    ---------------
                                                                     (in thousands, except per share data)
Statement of Operations Data
Revenues:
    Assisted living revenues ............................    $11,553        $12,628        $13,349        $14,275        $22,534
    Management fee ......................................         24            248            348            443          1,080
    Other - affiliates ..................................        242            112             57             45             --
                                                           ---------      ---------      ---------      ---------      ---------
        Total revenues ..................................     11,819         12,988         13,754         14,763         23,614
                                                           ---------      ---------      ---------      ---------      ---------
Operating Expenses:
    Assisted living operating expenses ..................      7,289          7,591          7,837          8,314         14,804
    General and administrative ..........................      1,038            727          1,142          1,658          3,814
    Depreciation ........................................      1,264          1,188          1,180          1,234          2,091
                                                           ---------      ---------      ---------      ---------      ---------
        Total operating expenses ........................      9,591          9,506         10,159         11,206         20,709
                                                           ---------      ---------      ---------      ---------      ---------
Operating income ........................................      2,228          3,482          3,595          3,557          2,905
Interest income .........................................         22             12              8             44            463
Interest expense ........................................     (3,495)        (3,553)        (3,495)        (3,936)        (6,515)
Equity in income from joint ventures ....................         --             --             --             --             77
Other income (expense), net .............................        280            (10)            (1)           (34)          (205)
                                                           ---------      ---------      ---------      ---------      ---------
Income (loss) before minority interest and
    extraordinary item ..................................       (965)           (69)           107           (369)        (3,275)
Minority interest in net loss of combined
    partnerships ........................................         --             --             --             16            924
                                                           ---------      ---------      ---------      ---------      ---------
Income (loss) before provision for income taxes
    and extraordinary item ..............................       (965)           (69)           107           (353)        (2,351)
Provision for income taxes ..............................         --             --             --             --         (2,039)
Extraordinary item ......................................         --             --          4,399             --             --
                                                           ---------      ---------      ---------      ---------      ---------
        Net Income (loss) ...............................      $(965)          $(69)        $4,506          $(353)       $(4,390)
                                                           =========      =========      =========      =========      =========


Unaudited pro forma data:
    Income (loss) before taxes and extraordinary
        item ............................................      $(965)          $(69)          $107          $(353)       $(2,351)
    Pro forma benefit (provision) for income
        taxes ...........................................        386             28            (43)           141            941
                                                           ---------      ---------      ---------      ---------      ---------
    Income (loss) before extraordinary item .............       (579)           (41)            64           (212)        (1,410)
    Extraordinary item - forgiveness of debt, net
        of tax ..........................................         --             --          2,639             --             --
                                                           ---------      ---------      ---------      ---------      ---------
    Pro forma net income (loss) .........................      $(579)          $(41)        $2,703          $(212)       $(1,410)
                                                           =========      =========      =========      =========      =========

Pro forma income (loss) per share:
    Income (loss) before extraordinary item .............      ($.12)         ($.01)          $.01          ($.04)         ($.26)
    Extraordinary item ..................................         --             --            .56             --             --
                                                           ---------      ---------      ---------      ---------      ---------
    Income (loss) .......................................      ($.12)         ($.01)          $.57          ($.04)         ($.26)
                                                           =========      =========      =========      =========      =========

    Pro forma weighted average number of
         common shares outstanding ......................      4,758          4,758          4,758          4,758          5,510
                                                           =========      =========      =========      =========      =========

                                                                                   Year ended December 31,
                                                           -------------------------------------------------------------------------
                                                              1992           1993          1994            1995           1996
                                                              ----           ----          ----            ----           ----

                                                                                The Predecessor (1)                    The Company
                                                           ------------------------------------------------------    ---------------
    Selected Operating Data:
    Assisted living units owned, managed and/or
        operated (end of period).........................  393              661            661            862          1,623
    Assisted living resident capacity (end of period)....  784            1,143          1,143          1,403          2,392
    Weighted average occupancy of fully-stabilized
        assisted living facilities.......................  99%              98%            98%            98%            97%


                                                                                   Year ended December 31,
                                                           -------------------------------------------------------------------------
                                                              1992           1993          1994            1995           1996
                                                              ----           ----          ----            ----           ----

                                                                                The Predecessor (1)                    The Company
                                                           ------------------------------------------------------    ---------------
                                                                                  (in thousands)
Balance Sheet Data:
Working capital (deficit) ...............................  $(11,233)      $(22,603)      $(17,712)      $(3,596)       $12,455
Total assets ............................................    31,825         31,381         34,294        54,407         95,988
Long-term debt, excluding current portion ...............    30,547         18,500         20,461        53,808         72,409
Shareholders' and Partners' equity (deficit) ............   (11,704)       (12,325)        (8,740)       (9,811)        12,291


-----------

(1) The Predecessor represents a combination of the businesses which owned all or part of eleven assisted living facilities, facilities under development, and an entity that provides facility management services. The Company was formed in order to consolidate and expand the assisting living business of the Predecessor. The financial data for the year ended December 31, 1996 represent nine months of the Predecessor and three months of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Twelve Months Ended December 31, 1996 Compared to Twelve Months Ended December 31, 1995

     Revenues. Assisted living revenues increased to $22.5 million for the twelve months ended December 31, 1996, compared to $14.3 million for the twelve months ended December 31, 1995, an increase of 57.9%. The increase is attributable to: (i) the opening of Senior Quarters at Chestnut Ridge on September 1, 1995 and Senior Quarters at East Northport on March 15, 1996 which contributed combined revenue of $4.4 million; (ii) the acquisition of Town Gate East and Town Gate Manor on April 1, 1996 which contributed combined revenue of $2.9 million, and (iii) the leasing of Senior Quarters at Cranford which contributed $835,000. Excluding Senior Quarters at Chestnut Ridge, Senior Quarters at East Northport, Town Gate East, Town Gate Manor and Senior Quarters at Cranford, assisted living revenues were approximately equivalent for the twelve months ended December 31, 1996 and 1995. Management fee revenue increased to $1.1 million for the twelve months ended December 31, 1996, compared to $443,000 for the twelve months ended December 31, 1995, an increase of 143.9%. The increase was primarily attributable to revenues from Management Contracts at Change Bridge Inn, Senior Quarters at Jamesburg, Castle Gardens, Senior Quarters at Lynbrook and Senior Quarters at Glen Riddle for which the Company assumed management responsibility for on August 8, 1995, February 1, 1996, January 1, 1996, June 1, 1996, and June 19, 1996, respectively.

     Operating Expenses. Assisted living operating expenses increased to $14.8 million for the twelve months ended December 31, 1996, compared to $8.3 million for the twelve months ended December 31, 1995, an increase of 78.1%. As a percentage of assisted living revenues, assisted living operating expenses were 65.7% and 58.2% for the twelve months ended December 31, 1996 and 1995, respectively. The increase in assisted living operating expenses as a percentage of assisted living revenues is primarily attributable to the opening of Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport on September 1, 1995 and March 15, 1996, respectively. As is consistent with the Company's experience during the initial "rent-up" of a new facility, assisted living operating expenses as a percentage of assisted living revenues are higher than they are for a facility which is operating at or near full occupancy. Excluding Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport, assisted living operating expenses as a percentage of assisted living revenues would have been 60.5% and 57.1% for the twelve months ended December 31, 1996 and 1995, respectively. This increase is attributable to: (i) inclement winter weather during the first quarter of 1996, which adversely affected revenues and increased operating expenses; and (ii) increased payroll and employee benefits related to start-up costs for one of the Company's ALP facilities and the introduction of the Company's Extended Care Program at another facility. General and administrative expense was $3.8 million for the twelve months ended December 31, 1996, compared to $1.7 million for the twelve months ended December 31, 1995. As a percentage of total revenues, general and administrative expense was 16.1% and 11.2% for the twelve months ended December 31, 1996 and 1995, respectively. The increase is primarily the result of: (i) higher payroll and employee benefit costs in connection with a strategic decision by the Company to invest in its management and facility development capabilities in order to support future growth through development, acquisition and management of additional facilities; and (ii) costs related to the opening of Senior Quarters at Chestnut Ridge, Senior Quarters at East Northport, Senior Quarters at Lynbrook, Senior Quarters at Jamesburg and Senior Quarters at Glen Riddle.

     Interest Expense. Interest expense was $6.5 million for the twelve months ended December 31, 1996, compared to $3.9 million for the twelve months ended December 31, 1995, an increase of 65.5%. The increase is attributable to new borrowings incurred in connection with the opening of Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport on September 1, 1995 and March 15, 1996, respectively; and the acquisition of Town Gate East and Town Gate Manor on April 1, 1996; partially offset by a decrease in interest expense from refinancing an existing mortgage at a lower interest rate for Senior Quarters at Centereach.

     Net Loss. Net loss, including a one-time, non-cash charge for income taxes of $2.4 million, was ($4.4 million) for the twelve months ended December 31, 1996, compared to ($353,000) for the twelve months ended December 31, 1995. The increase in net loss is primarily the result of the opening of Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport and, to a lesser extent, higher payroll and benefit costs in connection with the Company's expansion plans. Excluding the one-time, non-cash charge for income taxes of $2.4 million, Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport, net income (loss) would have been ($330,000) and $439,000 for the twelve months ended December 31, 1996 and 1995, respectively. The one-time non-cash charge for income taxes of $2.4 million resulted from a change in tax status from non-taxable to taxable for facilities contributed to the Company by the Predecessor concurrent with the Initial Public Offering.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994.

     Revenues. Assisted living revenues increased to $14.3 million for the year ended December 31, 1995, compared to $13.3 million for the year ended December 31, 1994, an increase of 6.9%. The increase is attributable primarily to increased rental rates and to the opening of Senior Quarters at Chestnut Ridge on September 1, 1995, which contributed revenue of approximately $283,000. Excluding Senior Quarters at Chestnut Ridge, assisted living revenues increased 4.8%. Management fee revenue increased to $443,000 for the year ended December 31, 1995, compared to $348,000 for the year ended December 31, 1994, an increase of 27.3%. The increase was primarily attributable to Senior Quarters at Cranford, a facility managed by the Company which opened in late 1993 and for which revenue increased significantly in 1995 due to a full year of stabilized occupancy.

     Operating Expenses. Assisted living operating expenses increased to $8.3 million for the year ended December 31, 1995, compared to $7.8 million for the year ended December 31, 1994, an increase of 6.1%. As a percentage of assisted living revenues, assisted living operating expenses were 58.2% and 58.7% for the years ended December 31, 1995 and 1994, respectively. Excluding: (i) pre-opening expenses and negative margins during the "rent-up" period for Senior Quarters at Chestnut Ridge; and (ii) a one-time tax refund related to a real estate tax grievance, assisted living operating expenses would be 57.1% of assisted living revenues for the year ended December 31, 1995. General and administrative expense was $1.7 million for the year ended December 31, 1995, compared to $1.1 million for the year ended December 31, 1994, an increase of 45.3%. As a percentage of total revenues, general and administrative expense was 11.2% and 8.3% for the years ended December 31, 1995 and 1994, respectively. The increase is primarily the result of: (i) approximately $160,000 related to higher payroll and employee benefit costs in connection with a strategic decision by the Company to invest in its management and facility development capabilities in order to support future growth; and (ii) approximately $228,000 of general and administrative expenses related to the Company's expansion, including Senior Quarters at Chestnut Ridge, Change Bridge Inn and Castle Gardens.

     Interest Expense. Interest expense was $3.9 million for the year ended December 31, 1995, compared to $3.5 million for the year ended December 31, 1994, an increase of 12.6%. The increase is primarily attributable to the opening of Senior Quarters at Chestnut Ridge at which point interest expense with respect to this facility was no longer capitalized.

     Income (Loss) Before Extraordinary Item. Income (loss) before extraordinary item was ($353,000) for the year ended December 31, 1995, compared to $107,000 for the year ended December 31, 1994. The decrease in net income is primarily the result of the opening of Senior Quarters at Chestnut Ridge and higher payroll costs in connection with the Company's expansion plans. The Company was not required to pay and did not pay federal or state income taxes.

     Extraordinary Item. For the year ended December 31, 1994, the Company recorded an extraordinary gain of $4.4 million. This gain resulted from a settlement with various lenders to satisfy certain outstanding mortgage notes payable and accrued interest payable at a $4.4 million discount. The Predecessor simultaneously refinanced this debt with other lenders at then prevailing market rates.

Liquidity and Capital Resources

     On October 1, 1996, the Company completed an Initial Public Stock Offering of 3,550,000 shares of Common Stock at $10.00 per share. The proceeds from this sale of Common Stock, net of underwriting fees and expenses of approximately $5.9 million, totaled approximately $29.6 million. Concurrently with the completion of the offering, the Predecessor contributed its interests in its wholly owned, majority and minority owned facilities and management agreements with respect to facilities which were owned by unrelated parties to the Company in exchange for 4,150,000 shares of common stock of the Company and a distribution of approximately $6.0 million to cover capital gains taxes arising out of the transaction.

     Net cash provided by (used in) operating activities was ($0.9) million for the twelve months ended December 31, 1996, compared to $3.1 million for the twelve months ended December 31, 1995. The decrease is primarily attributable to: (i) a net loss for the twelve months ended December 31, 1996, of $4.4 million compared to a net loss for the twelve months ended December 31, 1995, of $353,000; (ii) a minority interest in the net loss of combined partnerships;
(iii) a decrease in accrued interest; and (iv) an increase in other assets.

     Net cash (used in) investing activities was ($28.1) million for the twelve months ended December 31, 1996, compared to ($17.6) million for the twelve months ended December 31, 1995. Substantially all of the cash used in investing activities for the twelve months ended December 31, 1996 and 1995 was for the development and/or acquisition of new facilities (which was partially offset by the sale of a minority interest in Senior Quarters at Chestnut Ridge for $1.2 million) during the twelve months ended December 31, 1996. Net cash used in investing activities was funded primarily through long-term debt.

     Net cash provided by financing activities was $41.7 million for the twelve months ended December 31, 1996, compared to $16.0 million for the twelve months ended December 31, 1995. Net cash provided by financing activities primarily consists of the proceeds of long-term debt offset by principal repayments of long-term debt, distributions to partners and shareholders of the Predecessor, and proceeds from the Initial Public Offering net of underwriting fees and offering costs.

     Historically, and prior to the completion of its initial public offering, the Company has operated with significant working capital deficits primarily as a consequence of current liabilities owed to an uncombined affiliate of the Predecessor as well as certain financing activities. The working capital for the Company was $12.5 million at December 31, 1996 and a deficit of $3.6 million at December 31, 1995. Excluding current liabilities owed to an affiliate of the Company (which did not become an obligation of the Company), the working capital position at December 31, 1995 would have been a deficit of $296,000.

     In January 1995, the Company obtained a $40.0 million acquisition and development credit facility with Health Care REIT, Inc. ("HCR"), providing temporary construction and permanent financing. In September 1996, this facility was increased to $140.0 million and subsequently reduced to $100.0 million by mutual agreement of the parties, and includes temporary construction, permanent financing and operating leases. The amounts drawn on the original $40.0 million HCR credit facility were applied against the new $100.0 million facility. Approximately $23.0 million of the HCR facility has been drawn for specific projects and is secured by four facilities (Senior Quarters at Chestnut Ridge, Town Gate Manor, Town Gate East and the project at Briarcliff Manor, NY). As of December 31, 1996, an additional $26.1 million has been committed for two facilities (Senior Quarters at Cranford and the construction of Senior Quarters at Albany) under operating leases. Under the facility, temporary construction financing bears interest at 3.5% above the base rate announced by the National City Bank of Cleveland and permanent financing bears interest at the rate of a ten-year U.S. Treasury Note plus either 4.0% per annum for mortgage indebtedness or 3.75% per annum for permanent operating leases. The permanent financing rate increases by 25 basis points per annum. The HCR credit facility requires, as a condition to future drawings, certain financial covenants on the date of each closing, to include requirements of minimum net worth and cash balances, payment coverage, current and debt to equity ratios and non-financial covenants to include changes in ownership, additional debt on a facility and modification of material contracts, all as further defined in the facility. At December 31, 1996, the Company was not in compliance with certain of these covenants, primarily as a result of the one-time non-cash charge of $2.4 million for income taxes taken in the fourth quarter of 1996. Waiver on default of certain financial covenants was received from HCR and the facility was subsequently amended to revise certain financial covenants to reflect the Company's current and future business environment.

     Indebtedness on two other properties (Senior Quarters at Huntington Station and Senior Quarters at Stamford) having a combined outstanding balance of $15.3 million matures in February 1999, at which time all unpaid principal balances, if any, become due and payable. The lending arrangements also contain an equity participation feature payable at maturity in an amount which is the greater of
(a) $480,000 or (b) 25% of appraised market value over $17.5 million. The Company expects to refinance such debt with the existing lender or with another financing source.

     The Company intends to finance its growth strategy for the next three to five years through a variety of sources, including the proceeds of the Offering, bank and other financing, long-term operating leases with REITs, future debt or equity offerings, joint ventures and other sources. To a limited extent, the Company may also use other forms of financing such as taxable or tax-exempt long-term debt, including publicly issued debt. Because the Company intends to use such financing for its properties, the amount of its indebtedness will increase as the Company pursues its growth strategy. As a result of existing and future indebtedness, a substantial portion of the Company's cash flow will be devoted to debt service. Further, increases in interest rates could increase the Company's debt service obligations, and, alone or in combination with a contraction in the overall availability of credit, could make it more difficult for the Company to obtain future financing on commercially acceptable terms.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III

     The information required by Part III (Items 10 through 13) is incorporated by reference to the captions "Principal Stockholders," "Election of Directors," "Management" and "Certain Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Report.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

     (a)  See Index to Financial Statements immediately following Exhibit Index.

     (b)  None.

     (c)  Exhibits

          See Exhibit Index immediately following signature pages.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          KAPSON SENIOR QUARTERS CORP.


                                          By: /s/ Glenn Kaplan
                                              ----------------------------------
                                              Glenn Kaplan
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer

Date:  March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Glenn Kaplan                                   Chairman of the Board of Directors                            March 27, 1997
-------------------------                           and Chief Executive Officer
    Glenn Kaplan                                    (principal executive officer)


 /s/ Wayne Kaplan                                   Vice Chairman, Senior Executive                               March 27, 1997
------------------------                            Vice President, Secretary and Director
    Wayne L. Kaplan

 /s/ Evan A. Kaplan                                 President, Chief Operating                                    March 27, 1997
-------------------------                           Officer and Director
  Evan A. Kaplan

 /s/ Raymond DioGuardi                              Chief Financial Officer                                       March 27, 1997
-------------------------                           (principal financial officer and
  Raymond DioGuardi                                 principal accounting officer)


 /s/ Bernard J. Korman                              Director                                                      March 27, 1997
------------------------
  Bernard J. Korman

 /s/ Gerald Schuster                                Director                                                      March 27, 1997
------------------------
  Gerald Schuster

 /s/ Joseph G. Beck                                 Director                                                      March 27, 1997
--------------------------
  Joseph G. Beck

 /s/ Risa Lavizzo-Mourey                            Director                                                      March 27, 1997
------------------------
  Risa Lavizzo-Mourey, M.D.

                                  EXHIBIT INDEX
                                  -------------


3.1         Certificate  of  Incorporation  of  the  Company   (incorporated  by
            reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33- 5945)).

10.1        Form of Operating  Agreement  (incorporated  by reference to Exhibit
            10.1 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.2        Form of Management Services Agreement  (incorporated by reference to
            Exhibit 10.2 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.3 Form of Kapson Senior Quarters Corp. 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.4 Form of Registration Rights Agreement among the Registrant, Glenn Kaplan, Wayne L. Kaplan, Evan A. Kaplan and Herbert Kaplan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.5 Form of Stockholder Agreement among the Registrant, Glenn Kaplan, Wayne L. Kaplan and Evan A. Kaplan (incorporated by reference to
            Exhibit 10.22 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33- 5945)).

10.6        Form of Employment  Agreement between each of Glenn Kaplan, Wayne L.
            Kaplan and Evan A. Kaplan and the Registrant (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.7        Form of  Indemnification  Agreement  (incorporated  by  reference to
            Exhibit 10.24 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.8 Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing made March, 1996 by Kapson Rochester Manor, LLC in favor of Health Care REIT, Inc.

            (incorporated  by  reference  to  Exhibit  10.25  to  the  Company's
            Registration   Statement  on  Form  S-1  dated  September  26,  1996
            (Registration No. 33-5945)).

10.9 Mortgage Note in the sum of $3,890,625.00, dated March, 1996, made by Kapson Rochester Manor, LLC to the order of Health Care REIT, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.10 Loan Agreement dated March, 1996 between Kapson Rochester Manor, LLC and Health Care REIT, Inc. (incorporated by reference to Exhibit
            10.27 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.11 Form of Health Care REIT, Inc., $140 million Credit Facility Commitment Letter (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.12* Amendment dated October 16, 1996, to Health Care REIT, Inc. Credit Facility Commitment Letter.

10.13*      Waiver of covenants by Health Care REIT, Inc. dated March 6,1997.

21.1        Subsidiaries of the Company.  (incorporated  by reference to Exhibit
            21.1 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 333- 5945)).

27.1*       Financial Data Schedule.

*           Filed herewith.

                          KAPSON SENIOR QUARTERS CORP.
                          INDEX TO FINANCIAL STATEMENTS



                                                                                               Page

Report of Independent Accountants                                                               F-2

Consolidated  Balance  Sheet  of the  Company  as of  December  31,  1996 and                   F-3
     Combined Balance Sheet of the Predecessor as of December 31, 1995

Consolidated Statement of Operations of the Company for the year ended                          F-4
     December 31,1996, and the Combined Statements of Operations of
     the Predecessor for each of the two years in the period ended
     December 31, 1995 and 1994

Consolidated Statement of Shareholders' Equity of the Company for the                           F-5
     year ended December 31, 1996, and the Combined Statements of
     Shareholders' and Partners' Deficit of the Predecessor for each of the two years in the period ended December 31, 1995 and 1994

Consolidated Statement of Cash Flows of the Company for the year ended                          F-6
     December 31, 1996 and the Combined Statements of Cash Flows of the
     Predecessor for each of the two years in the period ended December 31, 1995 and 1994

Notes to Consolidated and Combined Financial Statements                                         F-7 - F-19

Report of Independent Accountants

To the Shareholders of
Kapson Senior Quarters Corp.

We have audited the accompanying consolidated balance sheet of Kapson Senior Quarters Corp. (the "Company" as defined in Note 1) as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. We have also audited the combined balance sheet of The Kapson Group (the "Predecessor" as defined in Note 1) as of December 31, 1995 and the related combined statements of operations, shareholders' and partners' deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kapson Senior Quarters Corp. as of December 31, 1996 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Further, in our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of The Kapson Group as of December 31, 1995 and the combined results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                             Coopers & Lybrand L.L.P.



New York, New York
March 6, 1997

           CONSOLIDATED BALANCE SHEET OF KAPSON SENIOR QUARTERS CORP.
                             AS OF DECEMBER 31, 1996
               AND THE COMBINED BALANCE SHEET OF THE KAPSON GROUP
                             AS OF DECEMBER 31, 1995

                                     ASSETS


                                                                                                     1996                  1995
                                                                                                 ------------          ------------
Current assets
   Cash and cash equivalents                                                                     $ 16,053,307          $  3,392,318
   Accounts receivable                                                                                 80,329                77,837
   Prepaid expenses and other current assets                                                          574,733               270,317
   Deferred income taxes                                                                              503,000                  --
                                                                                                 ------------          ------------

       Total current assets                                                                        17,211,369             3,740,472

Property and equipment, net                                                                        58,377,735            29,445,121
Facility development costs                                                                          1,190,727            16,374,566
Restricted cash                                                                                     3,134,695             2,592,185
Deferred financing costs, net                                                                       2,595,407             2,082,285
Intangibles, net                                                                                    4,821,842                  --
Investment in joint ventures                                                                          551,829                  --
Other assets                                                                                        8,104,648               172,163
                                                                                                 ------------          ------------

       Total assets                                                                              $ 95,988,252          $ 54,406,792
                                                                                                 ============          ============


          LIABILITIES AND SHAREHOLDERS' AND PARTNERS' EQUITY (DEFICIT)

Current liabilities
   Current portion of long-term debt                                                             $    943,658          $    245,867
   Accounts payable and accrued expenses                                                            3,294,040             3,219,472
   Accrued interest                                                                                      --                 363,198
   Due to affiliates                                                                                     --               3,300,450
   Deferred revenue                                                                                   519,168               207,564
                                                                                                 ------------          ------------

       Total current liabilities                                                                    4,756,866             7,336,551

Long-term debt                                                                                     72,408,516            53,807,880
Loan payable                                                                                          555,000                  --
Resident security deposits                                                                          1,725,192             1,278,147
Deferred income taxes                                                                               2,542,000                  --
Deferred interest payable                                                                             147,500               105,200
Construction retainage payable                                                                        613,057               227,200
                                                                                                 ------------          ------------

       Total liabilities                                                                           82,748,131            62,754,978
                                                                                                 ------------          ------------

Minority interest                                                                                     948,925             1,463,271
                                                                                                 ------------          ------------

Shareholders' and partners' equity (deficit)
   Common stock; $.01 par value, 30,000,000 shares authorized,
      7,750,000 issued and outstanding                                                                 77,500                  --
Additional paid-in capital                                                                         16,603,348                  --
Accumulated deficit                                                                                (4,389,652)                 --
Shareholders' and partners' deficit                                                                      --              (9,811,457)
                                                                                                 ------------          ------------

       Total shareholders' and partners' equity (deficit)                                          12,291,196            (9,811,457)
                                                                                                 ------------          ------------

       Total liabilities and shareholders' and partners' equity (deficit)                        $ 95,988,252          $ 54,406,792
                                                                                                 ============          ============

The accompanying notes are an integral part of these consolidated and combined financial statements

      CONSOLIDATED STATEMENT OF OPERATIONS OF KAPSON SENIOR QUARTERS CORP.
                      FOR THE YEAR ENDED DECEMBER 31, 1996
          AND THE COMBINED STATEMENTS OF OPERATIONS OF THE KAPSON GROUP
    FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 1995 AND 1994


                                                                                         1996             1995             1994
                                                                                     ------------     ------------     ------------
Revenues:
   Assisted living revenues                                                           $22,533,855      $14,275,484      $13,349,033
   Management fees                                                                      1,080,223          442,825          347,839
   Other - affiliates                                                                        --             45,065           57,530
                                                                                     ------------     ------------     ------------

       Total revenues                                                                  23,614,078       14,763,374       13,754,402
                                                                                     ------------     ------------     ------------

Operating expenses:
   Assisted living operating expenses                                                  14,804,083        8,314,372        7,836,765
   General and administrative                                                           3,814,093        1,658,658        1,141,735
   Depreciation                                                                         2,090,996        1,233,843        1,180,418
                                                                                     ------------     ------------     ------------

       Total operating expenses                                                        20,709,172       11,206,873       10,158,918
                                                                                     ------------     ------------     ------------

Operating income                                                                        2,904,906        3,556,501        3,595,484

Equity in income from joint ventures                                                       76,829             --               --
Interest income                                                                           462,812           44,234            8,693
Interest expense                                                                       (6,514,389)      (3,935,796)      (3,496,063)
Other income (expense), net                                                              (205,074)         (34,065)          (1,070)
                                                                                     ------------     ------------     ------------

(Loss) income before minority interest                                                 (3,274,916)        (369,126)         107,044
Minority interest in net loss of partnerships                                             924,264           15,845             --
                                                                                     ------------     ------------     ------------

(Loss) income before provision for income taxes and extraordinary item                 (2,350,652)        (353,281)         107,044
Provision for income taxes                                                             (2,039,000)            --               --
                                                                                     ------------     ------------     ------------

(Loss) income before extraordinary item                                                (4,389,652)        (353,281)         107,044
Extraordinary item - forgiveness of debt                                                     --               --          4,398,672
                                                                                     ------------     ------------     ------------

     Net (loss) income                                                                ($4,389,652)       ($353,281)      $4,505,716
                                                                                     ============     ============     ============

Unaudited pro forma data:
   (Loss) income before provision for income taxes and extraordinary item             ($2,350,652)       ($353,281)        $107,044
   Benefit (provision) for income taxes                                                   940,261          141,312          (42,818)
                                                                                     ------------     ------------     ------------

   (Loss) income before extraordinary item                                             (1,410,391)        (211,969)          64,226
   Extraordinary item - forgiveness of debt, net of tax                                      --               --          2,639,204
                                                                                     ------------     ------------     ------------

   Pro forma net (loss) income                                                        ($1,410,391)       ($211,969)      $2,703,430
                                                                                     ============     ============     ============

   Pro forma (loss) income per share:
   (Loss) income before extraordinary item                                                 ($0.26)          ($0.04)           $0.01
   Extraordinary item, net of tax                                                            --               --               0.56
                                                                                     ------------     ------------     ------------

   (Loss) income per share                                                                 ($0.26)          ($0.04)           $0.57
                                                                                     ============     ============     ============

   Pro forma weighted average number
      of common shares outstanding                                                      5,510,000        4,758,000        4,758,000
                                                                                     ============     ============     ============

The accompanying notes are an integral part of these consolidated and combined financial statements

 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY OF KAPSON SENIOR QUARTERS CORP.
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                AND THE COMBINED STATEMENTS OF SHAREHOLDERS' AND
                     PARTNERS' DEFICIT OF THE KAPSON GROUP
    FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 1995 AND 1994


                                                Common Stock            Additional                     Shareholders'
                                         ---------------------------     Paid In        Accumulated    and Partners'
                                            Shares         Amount        Capital          Deficit         Deficit          Total
                                         ------------   ------------   ------------    ------------    ------------    ------------

December 31, 1993                                --             --             --              --      ($12,324,957)   ($12,324,957)

Distributions                                    --             --             --              --          (920,399)       (920,399)
Net income                                       --             --             --              --         4,505,716       4,505,716
                                         ------------   ------------   ------------    ------------    ------------    ------------

December 31, 1994                                --             --             --              --        (8,739,640)     (8,739,640)

Distributions                                    --             --             --              --          (718,536)       (718,536)
Net loss                                         --             --             --              --          (353,281)       (353,281)
                                         ------------   ------------   ------------    ------------    ------------    ------------

December 31, 1995                                --             --             --              --        (9,811,457)     (9,811,457)

Distributions to owners
  of Predecessor                                 --             --      ($6,000,000)           --          (918,236)     (6,918,236)
Contributions by owners
  of Predecessor                                 --             --             --              --         3,271,067       3,271,067
Issuance of common stock for
  net assets of the Predecessor             4,150,000        $41,500     (7,500,126)           --         7,458,626            --
Issuance of common stock in
  initial public offering                   3,550,000         35,500     29,603,974            --              --        29,639,474
Issuance of common stock for
  purchase of minority interest                50,000            500        499,500            --              --           500,000
Net loss                                         --             --             --       ($4,389,652)           --        (4,389,652)
                                         ------------   ------------   ------------    ------------    ------------    ------------

December 31, 1996                           7,750,000        $77,500    $16,603,348     ($4,389,652)           --       $12,291,196
                                         ============   ============   ============    ============    ============    ============



The accompanying notes are an integral part of these consolidated and combined financial statements.

      CONSOLIDATED STATEMENT OF CASH FLOWS OF KAPSON SENIOR QUARTERS CORP.
                      FOR THE YEAR ENDED DECEMBER 31, 1996
          AND THE COMBINED STATEMENTS OF CASH FLOWS OF THE KAPSON GROUP
    FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 1995 AND 1994


                                                                                           1996            1995            1994
                                                                                       ------------    ------------    ------------
Cash flows from operating activities:

Net (loss) income                                                                       ($4,389,652)      ($353,281)     $4,505,716
Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
     Depreciation                                                                         2,090,996       1,233,843       1,180,418
     Amortization                                                                           437,378         226,456         216,867
     Deferred income taxes                                                                2,039,000            --              --
     Extraordinary item                                                                        --              --        (4,398,672)
     Minority interest in net loss of combined partnerships                                (924,264)        (15,845)           --
     Equity in income from invesment in joint ventures                                      (76,829)           --              --
     Changes in other assets and  liabilities,  excluding the effect of acquired facilites:
         Accounts receivable                                                                 (2,492)        (49,396)        (10,729)
         Prepaid expenses and other current assets                                         (208,915)        (50,422)        (29,297)
         Restricted cash - resident security deposits                                       (16,855)        (19,336)       (249,637)
         Other assets                                                                      (407,884)       (128,144)        (23,620)
         Accounts payable and accrued expenses                                               74,568       1,961,924         230,555
         Accrued interest                                                                  (363,198)        101,325         155,937
         Resident security deposits                                                         447,045          79,115         122,845
         Deferred interest payable                                                           42,300          57,700          47,500
         Deferred revenue                                                                   311,604          29,851         (50,364)
                                                                                       ------------    ------------    ------------

              Net cash (used in) provided by operating activities                          (947,198)      3,073,790       1,697,519
                                                                                       ------------    ------------    ------------


Cash flows from investing activities:
Acquisition of facilities, (net of cash assumed
   of $518,000)                                                                          (9,856,250)           --              --
Increase in restricted mortgage escrow funds                                               (525,655)     (1,069,015)     (1,221,928)
Investment in joint venture                                                                (475,000)           --              --
Purchases and development of property and equipment                                      (9,031,911)    (16,530,708)       (724,971)
Purchase of minority interests in partnership interests                                  (2,100,000)           --              --
Sale of minority interests in combined partnerships                                       1,200,000            --         1,479,116
Increase in other assets                                                                 (7,341,007)           --              --
                                                                                       ------------    ------------    ------------

              Net cash used in investing activities                                     (28,129,823)    (17,599,723)       (467,783)
                                                                                       ------------    ------------    ------------

Cash flow from financing activities:
Proceeds from initial public offering, net of offering costs                             29,639,474            --              --
Proceeds from issuance of long-term debt                                                 20,019,470      17,565,212       1,907,136
Principal payment of long-term debt                                                        (721,043)        (78,039)       (370,939)
Proceeds from loan                                                                          555,000            --              --
Deferred financing costs                                                                   (732,272)       (887,668)     (1,481,980)
Due (from) to affiliates                                                                 (3,375,450)        150,648         204,920
Contributions to capital by shareholders and partners of the Predecessor                  3,271,067            --              --
Distributions to shareholders and partners of the Predecessor                            (6,918,236)       (718,536)       (920,399)
                                                                                       ------------    ------------    ------------

              Net cash provided by (used in) financing activities                        41,738,010      16,031,617        (661,262)
                                                                                       ------------    ------------    ------------

              Net increase in cash and cash equivalents                                  12,660,989       1,505,684         568,474
Cash and cash equivalents, beginning of period                                            3,392,318       1,886,634       1,318,160
                                                                                       ------------    ------------    ------------

Cash and cash equivalents, end of period                                                $16,053,307      $3,392,318      $1,886,634
                                                                                       ============    ============    ============

Cash paid during the year for:
         Interest                                                                        $6,877,587      $3,400,592      $3,036,255
                                                                                       ============    ============    ============
         Income taxes                                                                       $24,860            --              --
                                                                                       ============    ============    ============

Supplemental disclosure:

Issuance of common stock for purchase of remaining minority  interest
     in a facility                                                                         $500,000            --              --
                                                                                       ============    ============    ============

The accompanying notes are an integral part of these consolidated and combined financial statements.

                          KAPSON SENIOR QUARTERS CORP.
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.   Operations:

The Company

Kapson Senior Quarters Corp. (the "Company") is an owner, operator, lessee, manager and developer of assisted living facilities for senior citizens which was incorporated under the General Corporation Law of Delaware on June 7, 1996 by three individual equal owners (the "Kaplans"). The Company was formed in order to consolidate and expand the assisted living facility business of the Kapson Group (the "Predecessor") of which the Kaplans were owners. The Company had no operations prior to October 1, 1996.

On October 1, 1996, the Company sold 3,550,000 shares of common stock to the public at a price of $10 per share in an initial public offering (the "Offering"). The Company realized net proceeds from the Offering of approximately $29.6 million, after deducting offering costs of approximately $5.9 million. Concurrently with the completion of the Offering, the Predecessor contributed at its historical cost, its interests in its wholly owned, majority and minority owned facilities and management agreements with respect to facilities which were owned by unrelated parties to the Company in exchange for 4,150,000 shares of common stock of the Company. In addition, simultaneously with the Offering, the Company declared and distributed approximately $6.0 million in cash to the owners of the Predecessor to satisfy tax liabilities incurred by the owners pertaining to the transfer of the Predecessor interests in the facilities to the Company. This distribution was funded through the Offering proceeds.

During the fourth quarter of 1996, the Company began operating Senior Quarters at Cranford and the construction of Senior Quarters at Albany under long-term operating leases.

The Predecessor

The Predecessor represents a combination of the businesses of Sub Chapter S Corporations, Partnerships or Limited Liability Companies which owned six assisted living facilities, additional facilities under development (including joint venture interests), an entity that provides facility management services to unrelated entities and an entity that provided administrative support to the Predecessor entities and the Company.

The assisted living facilities owned and operated by the Predecessor were as follows:

              FACILITY                                      FORM                                     %
              --------                                      ----                                     -
Wholly and Majority Owned
 Senior Quarters at Stamford                           Sub Chapter S                                100
 Senior Quarters at Huntington Station                 Sub Chapter S                                100
 Senior Quarters at Centereach I                       General Partnership                          100
 Senior Quarters at Centereach II                      Sub Chapter S                                100
*Town Gate East                                        Limited Liability Company                    100
*Town Gate Manor                                       Limited Liability Company                    100
 Senior Quarters at Chestnut Ridge                     Limited Liability Company                     50
 Senior Quarters at East Northport                     Limited Partnership                           50

Minority Interests
 Senior Quarters at Jamesburg                          Limited Liability Company                     11
 Senior Quarters at Glen Riddle                        Limited Partnership                           10
*Senior Quarters at Montville                          Limited Partnership                         23.7

*Ownership percentages were acquired or sold in April 1996 (Notes 4 and 5)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company's wholly owned subsidiaries and majority owned partnership investments. The Company accounts for its minority owned partnership investments on the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The 1996 consolidated financial statements reflect the operations of the Company for the three months ended December 31, 1996 and the Predecessor for the nine months ended September 30, 1996.

The combined financial statements as of December 31, 1995 and for each of the two years in the period ended December 31, 1995 include the assets, liabilities and operations associated with the wholly and majority owned entities of the Predecessor listed above. Since the entities have common ownership and management interest, the assets and liabilities are reflected at historical cost. Investments in minority owned partnership investments are accounted for on the equity method. All significant intercompany transactions and accounts have been eliminated in combination.

Minority interests represent the net equity attributable to non-affiliated investors of the Company or the Predecessor.

Disclosures made herein with respect to the years ended December 31, 1995 and 1994 and during the nine months ended September 30, 1996 are to be read as disclosures of the Predecessor. All other disclosures unless specifically identified are disclosures of the Company.

2. Summary of Significant Accounting Policies:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues

Assisted living revenues are recorded when services are rendered and consist of resident fees for basic housing, support services and fees associated with additional services such as personalized health and support services. Management fees, for minority-owned assisted living facilities, are recorded when the respective services are rendered.

Property and Equipment

Property and equipment are stated at cost with depreciation calculated over the assets' estimated useful lives using the straight-line method as follows:

        Buildings and improvements                           35 years
        Furniture and equipment                              7-10 years

Interest incurred during construction periods is capitalized as part of the building costs. Maintenance and repairs are expensed as incurred; renewals and improvements are capitalized.

Intangible Assets

Intangible assets consist of the excess of cost over the fair value of net assets of acquired facilities ($4,547,632, net of accumulated amortization of $165,686) which is amortized on the straight-line method over 15 years, and a covenant not to compete ($274,210, net of accumulated amortization of $48,390) which is amortized on a straight-line basis over 5 years. Amortization expense was $214,076 for the year ended December 31, 1996.

Long-Lived Assets

If there is an event or a change in circumstances adversely impacting the recoverability of long-lived assets, the Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the asset over its remaining useful life, on an undiscounted basis, to the carrying amount of the asset. Such carrying amounts would be adjusted, if necessary, to reflect an impairment in the value of the assets.

Facility Development Costs

Facility development costs include direct costs related to development and construction of facilities. When a project is completed, related costs are transferred to property and equipment. If a project is abandoned, all costs previously capitalized are expensed.

Deferred Financing Costs

Deferred financing costs are amortized over the term of the related debt using the interest method. Accumulated amortization was $523,877 and $304,729 at December 31, 1996 and 1995, respectively.

Income Taxes

Effective October 1, 1996, the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company recorded a deferred tax liability of $2,400,000 for the year ended December 31, 1996 resulting from the change in tax status from a non-taxable to a taxable entity in connection with the Company's Offering.

The businesses comprising the Predecessor elected to be taxed as either S Corporations, Partnerships or Limited Liability Companies pursuant to the provisions of the Internal Revenue Code and, as such, were not subject to federal or state income taxes because their taxable income or loss accrues to individual shareholders, partners or members, respectively.

Restricted Cash

Included in restricted cash are resident security deposits and escrowed funds that cannot be used in operating activities.

Cash Equivalents

The Company considers all investments with maturities, from the date of purchase, of three months or less to be cash equivalents.

Pre-opening Costs

Costs incurred in connection with preparing facility units for initial rental are expensed as incurred.

Stock Options

In October 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which prescribes a new method of accounting for stock-based compensation that determines compensation expense based on fair value measured at the grant date. SFAS No. 123 provides companies that grant stock options or other equity instruments to employees, the option of either adopting the new rules or continuing current accounting with disclosure of the pro forma amounts as if the new rules had been adopted. SFAS No. 123 is effective for transactions entered into after December 15, 1995. The Company has elected the alternative disclosure provisions of SFAS No. 123 (see Note 9).

Investments in Joint Ventures

The Company accounts for its interest in minority owned non-controlled joint ventures under the equity method.

Pro Forma Presentation (unaudited)

The pro forma net income (loss) per share for each of the two years in the period ended December 31, 1995 was determined based upon the number of shares of common stock assumed to be issued by the Company in the Offering to fund the approximately $6,000,000 distribution based on the Offering price of $10 per share (608,000) plus, the issuance of the 4,150,000 shares of common stock to the Kaplans in the exchange. The $6,000,000 distribution was made to satisfy the tax liabilities of the Kaplans expected to be incurred pertaining to the transfer of the Predecessor interests in the facilities to the Company. The weighted average shares used to determine pro forma net loss for the year ended December 31, 1996 is based upon the shares issued to the Kaplans in the exchange (4,150,000), the shares issued in the Offering (3,550,000) and the shares issued to acquire the remaining minority interest in Senior Quarters at East Northport (50,000).

The pro forma benefit (provision) for income taxes for the Company and the Predecessor is based on the historical financial data of the Company and the Predecessor as if the Company and the entities comprising the Predecessor had operated as taxable corporations for all periods presented and is recorded at the statutory rate in effect during the period (40%).

Earnings per share are not presented on an historical basis since the Predecessor operated as a group of non-taxable entities. In addition, no shares of common stock were issued until the Offering, therefore, disclosure of historical earnings per share would not be meaningful.

Impact of Recently Issued Accounting Pronouncements

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") , which establishes standards for computing and presenting earnings per share.
SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Management believes that this change will not have any impact on the Company's financial statements for the year ended December 31, 1996.

Reclassification

Certain  items  have  been   reclassified  to  conform  with  the  current  year
presentation.

3. Property and Equipment:

Property and equipment are stated at cost and consist of the following:


                                                              December 31,
                                                      --------------------------
                                                          1996           1995
                                                      -----------    -----------

               Land                                    $4,800,644     $1,959,514

               Buildings and improvements              57,334,170     29,728,334

               Furniture and equipment                  6,972,718      6,396,074
                                                      -----------    -----------

                                                       69,107,532     38,083,922

               Less, accumulated depreciation          10,729,797      8,638,801
                                                      -----------    -----------

               Property and equipment, net            $58,377,735    $29,445,121
                                                      ===========    ===========

Capitalized  interest  costs  during  development   approximated   $459,000  and
$1,105,000, for the years ended December 31, 1996 and 1995, respectively.

Included in other assets is a deposit for approximately $7,341,000 for leasehold improvements in a leased facility.

4. Investments in Joint Ventures:

The Company has an 11% general partnership interest in a limited partnership (Senior Quarters at Glen Riddle), a 10% interest in a limited liability company (Senior Quarters at Jamesburg) and a 23.75% interest in a limited partnership
(Senior Quarters at Montville). The equity interest in Senior Quarters at Montville was purchased for $475,000 on April 1, 1996. The Company does not have operational control of any of these entities. The joint venture agreements provide the Company's joint venture partners with preference distributions on their initial capital contributions and provisions for a return of capital before any distribution can be made to the Company. Senior Quarters at Glen Riddle and Senior Quarters at Jamesburg commenced operations during 1996. Summarized financial information for these joint ventures is as follows:

                                                          December 31,
                                                 ------------------------------
Balance Sheet                                        1996              1995
                                                 ------------      ------------
Assets:
           Property and equipment, net           $ 26,757,516      $  1,511,423
           Construction in progress                    86,938         6,340,604
           Restricted investments                   8,820,661        20,884,931
           Other assets                             4,182,373         1,344,308
                                                 ------------      ------------
                                                 $ 39,847,488      $ 30,081,266
                                                 ============      ============
Liabilities and partners' capital:
           Notes payable                         $ 32,063,029      $ 25,585,142
           Other liabilities                        3,294,744         1,267,067
           Partners'/members' capital               4,489,715         3,229,057
                                                 ------------      ------------
                                                 $ 39,847,488      $ 30,081,266
                                                 ============      ------------
Income Statement:
           Revenues                              $  4,279,141      $       --
           Operating expenses                      (3,970,018)          (20,363)
           Other expense, net                      (1,013,609)             --
                                                 ------------      ------------
                      Net loss                   $   (704,486)     $    (20,363)
                                                 ============      ============

5. Acquisitions and Dispositions:

Acquisitions

On April 1, 1996, the Predecessor purchased two assisted living facilities (Town Gate Manor and Town Gate East) for approximately $10,375,000 which was financed entirely by mortgage notes under the Credit Facility (Notes 6 and 7). The acquisition has been accounted for under the purchase method and the purchase price was allocated to the assets acquired and liabilities assumed based upon their relative fair value as follows:

Cash                                                               $    518,000
Property and equipment                                                6,422,000
Goodwill                                                              2,903,000
Covenant not to compete                                                 323,000
Other assets                                                            290,000
Other liabilities                                                       (81,000)
                                                                   ------------
                                                                   $ 10,375,000
                                                                   ============

In October 1996, the Company purchased for $2,600,000 the remaining 50% interest of Senior Quarters at East Northport. The $2,600,000 purchase price was paid through the issuance of 50,000 shares of common stock ($500,000) and $2,100,000 in cash. The entire purchase price in excess of the basis of minority interest was allocated to goodwill.

Disposition

During 1996, the Predecessor sold a 49.9% interest in Senior Quarters at Chestnut Ridge to an unrelated party for $1,200,000. Since the Company retained operational and 50.1% voting control of the facility, its results of operations are consolidated in the accompanying financial statements with the 49.9% investment reflected as a component of minority interest.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information set forth below is based upon the Company's and the Predecessor's historical statements of operations for the years ended December 31, 1996 and 1995, adjusted to give effect to these transactions as if they occurred on January 1, 1995.

The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions and disposition occurred on January 1, 1995, nor does it purport to represent the results of operations for future periods.

                                                    Unaudited pro forma data
                                                 For the year ended December 31,
                                                 -------------------------------
                                                       1996             1995
                                                      -----             ----
Total revenue                                       $ 24,569          $ 18,308
Net (loss) income                                     (1,842)              227
Net (loss) income  per share                            (.33)              .05

6. Long-Term Debt:

                                                                                                         December 31,
                                                                                           ----------------------------------------
                                                                                                  1996                        1995
                                                                                                  -----                       ----
      Mortgage  note  payable to a  financial  institution  bearing  interest at
      7.605% per annum due in monthly  principal  and interest  installments  of
      $119,333 through December 1, 2005 when unpaid balance of
      $12,954,978 is due. (B)                                                              $ 15,757,790                $ 16,000,000

      Mortgage note payable to a financial institution bearing interest at 4%
      above the financial institution's base lending rate (9.51% at December
      31, 1996) and  matures on February 28, 1999. (A) (B) (C) (E)                            6,763,544                   6,931,282

      Mortgage note payable to a financial  institution  bearing  interest at 4%
      above the financial institution's base lending rate (9.51% at December
      31, 1996) matures on February 28, 1999. (A) (B) (C) (E)                                 8,547,322                   8,759,298

      Mortgage note payable to an institution with interest only payments through December 1996 at 4.25% above U.S. Treasury Notes (10.67%
      at December 31, 1996); beginning January 1997 monthly payments of principal and interest are due and matures December 2006. (B) (D) (I)
      (Note 7)                                                                                8,000,000                   8,000,000

      Construction note payable to a financial institution, maturing June 1,
      2036, bearing interest at 9.325% per annum and monthly payments of
      principal and interest of $164,072.  (F)                                               19,320,238                  14,363,167

      Mortgage note payable to a financial institution with interest only payments through March 1997 at 4.25% above U.S. Treasury Notes
      (10.67% at December 31, 1996).  Beginning April 1997 monthly payments of principal and interest are due and matures April 2006.  (B)
      (F) (G) (I) (Note 7)                                                                    6,484,375                          --

      Mortgage note payable to a financial institution with interest only payments through March 1997 at 4.25% above U.S. Treasury Notes
      (10.67% at December 31, 1996).  Beginning April 1997 monthly payments of principal and interest are due and matures April 2006.  (B)
      (F) (G) (I) (Note 7)                                                                    3,890,625                          --

      Mortgage note payable to a financial institution, maturing July 15, 2017 and providing up to $12,810,000 in funding,  bearing interest at the prime rate plus 3.5%  (11.75% at  December  31,  1996)  during the  construction phase, during which only payments of interest are due (H)
      (I) (Note 7)                                                                            4,588,280                          --
                                                                                        ---------------             ---------------
                                                                                             73,352,174                  54,053,747

      Less, current portion                                                                     943,658                     245,867
                                                                                        ---------------             ---------------
      Long-term portion                                                                    $ 72,408,516                $ 53,807,880
                                                                                        ===============             ===============

(A) Effective February 1996, the Company makes monthly payments equal to the outstanding mortgage principal balance multiplied by 12.0%. The difference between this payment and the interest expense is applied as a reduction of principal.

(B) The mortgage notes are collateralized by the facilities' property and equipment.

(C) The mortgage notes include an equity participation provision for the lender. The Company is obligated to pay the lender at either (i) the maturity of the loan; (ii) refinancing of the loan; or (iii) sale of the facility, the greater of $480,000 or 25% of the appraised market value of the facility in excess of $17,500,000. The $480,000 is deferred interest payable and is reflected in the accompanying financial statements under the effective interest method. The difference between the effective interest rate and the pay rate is reflected as deferred interest payable. The effective interest rate on this note was 10.1% and 10.4% at December 31, 1996 and 1995, respectively.

(D) Monthly principal and interest payments are based upon a 25-year amortization period. At maturity, the Company has an option to renew the note for ten years at a rate of 6.75% above U.S. Treasury Notes increased annually by 30 basis points. Monthly principal and interest payments will be based upon a 16-year amortization period. As of December 31, 1995 the note included an equity participation for the lender however, during 1996 the agreement was revised and the equity participation was eliminated. The effect on the consolidated financial statements was immaterial. Prior to the revision the Company was obligated to pay the lender at the expiration of the initial term, prepayment or upon default, the greater of $800,000 or 50% of the difference between the fair market value of the facility and $8,000,000. The difference between the effective interest rate and the pay rate is reflected as deferred interest payable. The effective interest rate on this note was 11.6% at December 31, 1995.

(E) These notes are partially or totally guaranteed by the respective partners and shareholders of the Predecessor.

(F)  Various prepayment penalties exist.

(G) Monthly principal and interest payments are based upon a 25-year amortization period. At maturity, the Company has an option to renew the note for ten years at a rate of 6.25% above U.S. Treasury Notes increased annually by 30 basis points. Monthly principal and interest payments will be based upon a 16-year amortization period.

(H) Monthly principal and interest payments are based upon a 25-year amortization period. At maturity, the Company has an option to renew the note for ten years at a rate of 6.25% above U.S. Treasury Notes increased annually by 30 basis points.

(I)  Various restrictive covenants exist.

Principal payments on long-term debt as of December 31, 1996 are as follows:

              Years ended
              December 31,
              ------------
                  1997                                 $   943,658
                  1998                                     996,589
                  1999                                  15,239,242
                  2000                                     751,842
                  2001                                     815,341
                  Thereafter                            54,605,502

7.   Credit Facility:

The Company has available a $100 million recourse line of credit (the "Credit Facility") from Health Care REIT Inc. The Credit Facility provides both construction and permanent financing as well as operating leases.

Construction financings, which can also be used for acquisitions, generally expire on the earlier of fifteen months after the closing or date of licensure. Interest on construction financing is 3.5% above the base rate announced by National City Bank of Cleveland. Monthly payments of interest only are required. At the expiration date the construction financing is automatically converted to a permanent financing.

Permanent financings ("Mortgage Notes") are for initial terms of 10 years, with a 10-year renewal at the Company's option. Interest, which is fixed on the date of the permanent financing, is charged at 4.0% above comparable U.S. Treasury Notes during the initial financing term and will be increased annually by 25 basis points during each subsequent year of the initial and renewal terms. Monthly payments of interest only are due during the first year, after which monthly payments of principal and interest are due based on a 25-year amortization period.

The credit facility also provides for financings structured as operating leases. Operating leases are for initial terms of 10 years, with three (3) five year renewals. Interest is charged at 3.75% above comparable U.S. Treasury Notes during the initial term and will be increased by 25 basis points during the second and each subsequent year of the initial and renewal terms. The amount of financings committed for these long-term operating leases was $26,100,000 at December 31, 1996. Commitments for operating leases reduce the amount available under the facility.

The Credit Facility is collateralized by the Company's real estate, equipment and accounts receivable. At December 31, 1996, the Company has available under the Credit Facility $50,935,942.

The credit facility requires, as a condition to future drawings, certain financial covenants on the date of each closing, to include requirements of minimum net worth and cash balances, payment coverage, current and debt to equity ratios and non-financial covenants to include changes in ownership, additional debt on a facility and modification of material contracts, all as further defined in the facility.

At December 31, 1996, the Company was not in compliance with certain of these covenants. Waiver on default of certain financial covenants was received from Health Care REIT Inc. and the facility was subsequently amended to revise certain financial covenants to reflect the Company's current and future business environment.

8. Income Taxes:

Prior to October 1, 1996, the Predecessor was not subject to federal and state income taxes and the Company had no operations until the Offering. The deferred tax provision was $2,039,000 for the three months ended December 31, 1996.

The Company recorded a one time, non cash charge to earnings of $2,400,000 to reflect the impact of deferred tax liabilities incurred relating to the change in tax status of the Company to a taxable corporation. The deferred tax liabilities arose due to the difference in the tax basis of the Company's property and equipment and the basis recorded for financial reporting purposes. The change in tax status was required as part of the Offering.

The deferred tax effects of temporary differences as of December 31, 1996 are as follows:

Deferred tax assets:
   Net operating losses                              $  236,000
   Deferred revenue                                     208,000
   Deferred interest                                     59,000
                                                     ----------
Deferred tax assets                                     503,000

Deferred tax liabilities:
   Depreciation of property and equipment             2,542,000
                                                     ----------
Net deferred tax liabilities                         $2,039,000
                                                     ==========

The difference between the actual income tax provision and the income tax provision computed by applying the statutory federal income tax rate to income before provision for income taxes is attributable to the following:

Benefit at statutory rate                               $ (799,000)
Benefit attributable to Predecessor                        599,000
Provision recorded attributable to change in
  tax status, including state income tax impact          2,400,000
State NOL, net of federal                                  (89,000)
Other                                                      (72,000)
                                                        ----------
                                                        $2,039,000
                                                        ==========

The Company's net operating loss carryforwards for income tax purposes expire in 2011.

9. Commitments and Contingencies:

Management Agreements

The Company has agreements with unaffiliated parties to manage their assisted living facilities. These agreements, which range from three to ten years with five year renewal options, expire at various dates from 1997 through 2006. The fees received under these agreements are generally 5% of gross rental revenue of the facility and incentive fees related to facility operating results.

Legal Proceedings

The Company is named as a defendant in various lawsuits which arise in the normal course of business. Although the ultimate outcome of these proceedings cannot be determined, management believes that any outcome will not have a material adverse effect on the Company's financial position or results of operations.

Operating Leases

The Company is obligated under certain long term non-cancelable operating leases for its corporate office and office equipment expiring at various dates through 2007. In addition, during the year, the Company entered into long-term operating leases with Health Care REIT for an existing assisted living facility and the financing of a facility under development (see Note 7). Future minimum lease payments required under all operating leases as of December 31, 1996 are as follows:

                  Years ended
                  December 31,
                  ------------
                      1997                           $ 1,899,564
                      1998                             2,981,060
                      1999                             3,039,090
                      2000                             3,112,108
                      2001                             3,174,401

Rent expense was approximately $385,000, $90,000 and $75,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Stock Options

The Company adopted the 1996 Stock Incentive Plan (the "Plan") under which options may be awarded to key employees. Pursuant to the Plan, a maximum of 600,000 shares of common stock may be issued. The Plan provides for the grant of any or all of the following types of awards to eligible employees: (i) stock options, including incentive stock options and non-qualified stock options; (ii) stock appreciation rights, in tandem with stock options or freestanding; (iii) restricted stock; and (iv) performance shares. In addition, the Plan provides for the non-discretionary award of stock options to non-employee directors of the Company as a portion of their annual retainer fee. Awards may be granted singly, in combination, or in tandem, as determined by the Stock Option Committee. The maximum number of shares of common stock subject to stock options, performance shares, restricted stock or stock appreciation rights that may be granted to any individual under the Plan is 50,000 for each fiscal year of the Company during the term of the Plan. The exercise price may not be less than the fair market value of the common stock at the time of grant. The options expire ten years from date of grant and vest ratably over four years. In September 1996, the Company granted 117,500 stock options under the Plan to various key employees and non-employee directors at the then fair market value of the Company's common stock, or $10.00 per share. There were no other options granted under the Plan, nor were any options exercised or expired. During the year, 12,500 options were canceled.

The Company has adopted the disclosure-only provision of FASB 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock incentive plan. Had the Company determined the compensation cost of the Plan based upon the fair value at grant date, the Company's pro forma net loss and pro forma loss per share would have been the following as adjusted amounts indicated below (in thousands, except per share amounts):

       Pro forma net loss  - as reported                             ($ 1,410)
       Pro forma net loss  - as adjusted                             ($ 1,444)
       Pro forma loss per share - as reported                           ($.26)
       Pro forma loss per share - as adjusted                           ($.26)

The fair value of stock options used to compute pro forma net income and earnings per share in accordance with SFAS No. 123 is the estimated present value at grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996: dividend yield of 0%; expected volatility of 41.09%; a risk free interest rate of 5.59% and an expected holding period of 5 years.

Employment Agreements

The Company has entered into employment agreements with the Kaplans, each of whom will receive annual cash compensation and a bonus pursuant to substantially identical five year employment contracts. These agreements are renewable from year to year after the initial five year period. Each contract provides for a salary of $213,000, increased annually by a percentage equal to the Consumer Price Index. Each contract also provides for a discretionary bonus to be set by the Company's Compensation Committee, based on the earnings of the Company and other criteria determined by the Compensation Committee. If the executive covered by the contract is terminated by the Company without cause, the executive shall be paid the salary provided for in the contract for the remainder of the term of the contract but in no event less than one year's salary. In addition, the contract provides for a payment equal to two year's base salary upon the occurrence of certain events relating to a change of control of the Company and subsequent termination. Each executive officer has agreed to devote substantially all of his time to the Company and not to compete with the Company while employed thereby and for a period of one year from the date of termination unless such executive officer is terminated without cause.

Operating Agreements

The Kaplans, due to New York State law, are required to individually be the licensed operators of all of the Company's assisted living facilities located in New York. The Company has entered into operating agreements with the Kaplans, relating to the facilities, for a term of 25 years at a net fee of 3.5% of the respective facilities' first $23.0 million in revenues and .2% thereafter. Total payments to the Kaplans approximated $219,000 in 1996 and is included in other income (expense), in the accompanying consolidated statement of operations.

10. Extraordinary Item:

During 1994, the Predecessor negotiated a settlement with various lenders to satisfy outstanding mortgage notes payable and accrued interest payable at a $4,398,672 discount. The Predecessor simultaneously refinanced this debt with other lenders at the then prevailing market rates. This amount has been reflected in the 1994 combined statement of operations as an extraordinary item.

11. Related Party Transactions:

Due to Affiliates

These amounts represent advances to/from affiliated entities that are not included or combined as a component of the Predecessor. These advances, which are due on demand and bear interest at rates ranging from 6.53% to 6.92%, were made to assist in the funding of the affiliated entities start-up operations. The Kaplans assumed these obligations in connection with the Offering.

Other - Affiliates

The Predecessor had arrangements with affiliated entities to provide real estate advisory services. The fees received by the Predecessor were based on a percentage of the affiliate's annual rental revenue. These arrangements were not assumed by the Company.

12. Employee Benefit Plan:

During 1995, the Company established a 401(k) plan for all employees that meet minimum employment criteria. The plan provides that the Company may, at its option, contribute to the plan up to 6% of employees' salary. Employees are always 100% vested in their own contributions and vested in Company contributions over seven years. No contributions have been made for the years ended December 31, 1996 and 1995.

13. Concentration of Risk:

Business and Credit Concentration

Concentration of credit risk with respect to resident receivables is limited due to the large number of residents comprising the resident roster and the policy of the Company to obtain security deposits and personal guarantees from third parties in many instances.

Financial Risk

The Company maintains its cash primarily at two financial institutions which management believes are of high credit quality.

Geographic Concentration

The Company's facilities are located primarily in the Northeast region of the United States. This concentration imposes on the Company certain risks, which include local economic conditions, that are not within management's control.

14. Fair Value of Financial Instruments:

Cash and cash equivalents, and variable rate and fixed rate mortgage notes payable are reflected in the accompanying balance sheet at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term fixed rate notes payable using discounted cash flow analysis based upon the Company's current borrowing rate for debt with similar maturities.

15. Shareholders' Equity:

The Company's Certificate of Incorporation authorizes the Company to issue 10,000,000 shares of Preferred Stock, $.01 par value and 30,000,000 shares of Common Stock, $.01 par value.

As of December 31, 1996, there are no issued shares of Preferred Stock.

16. Subsequent Events

In March 1997, the Company announced the formation of a joint venture and plans to develop six assisted living facilities in North and South Carolina.