Form 10-K/A
period 1996-12-31
KAPSON SENIOR QUARTERS CORP
filed 1997-04-30
CIK 1016558

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-K/A

x    Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 (Fee Required)
     For the fiscal year ended December 31, 1996

___  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 (No Fee Required)
     For the transition period from ___________ to ___________

                     Commission File No. 0-28752

                     KAPSON SENIOR QUARTERS CORP.
                   _______________________________
     (Exact name of registrant as specified in its charter)

     Delaware                           11-3323503
_____________________________      ________________________
(State or other jurisdiction          (I.R.S. Employer
    of incorporation or                Identification)
       organization)

     242 Crossways Park West
     Woodbury, New York                   11797
______________________________          _________
   (Address of principal                (Zip Code)
     executive offices)

                         (516) 921-8900
                    _______________________
          (Registrant's telephone number, including
                           area code)

Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act: None

          Common Stock, par value $.01 per share
          _______________________________________
                    (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. X

Aggregate market value of voting stock held by non-affiliates of registrant as of March 1, 1997:  $35,550,000

Number of shares of Common Stock outstanding as of March 1, 1997:
7,750,000




































               KAPSON SENIOR QUARTERS CORP.
               ANNUAL REPORT ON FORM 10-K/A
               ____________________________

                    TABLE OF CONTENTS


PART III

     Item No.                                               Page

     10.  Directors and Executive Officers of the
            Registrant                                       3

     11.  Executive Compensation                             8

     12.  Security Ownership of Certain Beneficial
            Owners and Management                           12

     13.  Certain Relationships and Related
            Transactions                                    14


     Signatures                                             17



























Item 10.  Directors and Executive Officers of the Registrant.

The following table sets forth information regarding the executive officers and directors of the Company as of April 30, 1997. Glenn Kaplan, Wayne L. Kaplan and Evan A. Kaplan (the "Kaplans") are brothers. There are no other family relationships among any directors or officers of the Company. Each of the directors of the Company has been a director since 1996.
Officers are appointed by and serve at the discretion of the Board of Directors.

Name                          Age  Position

Glenn Kaplan                  44   Chairman of the Board of
                                   Directors and Chief Executive
                                   Officer
Wayne L. Kaplan               41   Vice Chairman of the Board of
                                   Directors, Senior Executive
                                   Vice President, Secretary and
                                   General Counsel
Evan A. Kaplan                38   President, Chief Operating
                                   Officer and Director
Raymond DioGuardi             41   Chief Financial Officer
Joseph G. Beck                42   Director
Bernard J. Korman             64   Director
Risa Lavizzo-Mourey, M.D.     41   Director
Gerald Schuster               66   Director

___________

     Glenn Kaplan is the Chairman of the Board of Directors and Chief Executive Officer of the Company. Prior to June 1996, he was a partner and co-founder of The Kapson Group. Glenn received a B.S. degree in Accounting from the University of Bridgeport.

     Wayne L. Kaplan is the Vice Chairman of the Board of Directors, Senior Executive Vice President, Secretary and General Counsel of the Company. Prior to June 1996, he was a partner and co-founder of The Kapson Group. Wayne is a member of the New York State Bar, and was appointed by Governor Mario Cuomo to the New York State Life Care Community Council. Additionally, he serves on the board of directors of the Assisted Living Federation of America, the Connecticut Assisted Living Association, the Empire State Association of Adult Homes (assisted living facilities in New York State) and the New Jersey Assisted Living Association. Wayne received a B.S. degree in Business from the University of Rhode Island and a J.D. degree from the George Washington University School of Law.

     Evan A. Kaplan is the President, Chief Operating Officer and a director of the Company. Prior to June 1996, he was a partner and co-founder of The Kapson Group. Evan received a B.A. degree in Psychology from Syracuse University.

     Raymond DioGuardi has been the Chief Financial Officer of the Company since January 1997. From 1994 to January 1997, Mr. DioGuardi was Senior Vice President of Finance and Chief Financial Officer of Dataflex Corporation, a public company that sells computer hardware and related services. From 1989 to 1994, Mr. DioGuardi was Vice President of Finance, Chief Financial Officer and Secretary of Nathan's Famous, Inc. From 1977 to 1989, Mr. DioGuardi was employed by the accounting firm of Price Waterhouse, where he became a senior manager with responsibility for planning, coordinating and executing financial audits and special projects for major corporate clients. Mr. DioGuardi is a certified public accountant and received a B.A. degree in Business from Rutgers University.

     Joseph G. Beck, director, is a founding principal and executive committee member of Shattuck Hammond Partners Inc. ("Shattuck Hammond"), a specialty health care investment banking firm based in New York. He directs Shattuck Hammond's activities in the area of long-term care and related companies. Prior to Shattuck Hammond, he was a Vice President (1987-1990) and Principal (1990-1993) at Cain Brothers, Shattuck & Company, a predecessor to Shattuck Hammond. From 1985 to 1987, he was a Vice President at Chemical Bank where he eventually directed the investment banking work with hospitals and other health care companies. Prior thereto, he was a senior credit analyst at Moody's Investors Services, Inc., a financial service company. From 1978 to 1982, he held several positions in health care regulation and policy analysis for various departments of the New York State Government and for the New York State Senate. Mr. Beck is a member of the Board of Trustees of The Lighthouse, a not-for-profit vision rehabilitation, research and training agency. He received a B.A. degree from LeMoyne College and a Masters degree in Health Policy and Management from the Harvard University School of Public Health.

     Bernard J. Korman, director, has been Chairman of the Board of Directors of The Graduate Health System, a Philadelphia-based, not-for-profit health system with hospitals in Pennsylvania and New Jersey, since December 1995. From 1983 to 1996, Mr. Korman was Chairman of PCI Services, Inc., a publicly-traded company. Since 1986, Mr. Korman has been Chairman and a director of NutraMax Products, Inc., a publicly-traded consumer health care products company. From 1983 until 1996, Mr. Korman was President, CEO and a director of MEDIQ, Incorporated, a publicly-traded health care services company. Mr. Korman is currently a director of The New America High Income Fund, Pep Boys - Manny, Moe & Jack, Today's Man, Inc., Omega Healthcare Investors, Inc. and InnoServ Technologies, Inc. PCI Services, Inc. and NutraMax Products are affiliates of MEDIQ, Incorporated. Mr. Korman received a B.S. degree from the University of Pennsylvania and an L.L.B. degree from the University of Pennsylvania School of Law.

     Dr. Risa Lavizzo-Mourey, director, has been Director of the Institute of Aging, Chief of the Division of Geriatric Medicine and Associate Executive Vice President for Health Policy at the University of Pennsylvania, Ralston-Penn Center, since 1994. From 1992 to 1994, Dr. Lavizzo-Mourey served with the Agency for Health Care Policy and Research, U.S. Public Health Service of the Department of Health and Human Services. Dr. Lavizzo-Mourey has been on the faculty of the University of Pennsylvania School of Medicine since 1986, and is currently the Sylvan Eisman Associate Professor of Medicine. Dr. Lavizzo-Mourey is a director of Beverly Enterprises, Inc., Medicus Systems Corp., Managed Care Solutions, Inc. and Nellco Puritan Bennett Inc. Dr. Lavizzo-Mourey received an M.D. degree from the Harvard Medical School and an M.B.A. degree in Health Care Administration from The Wharton School of Business, University of Pennsylvania.

     Gerald Schuster, director, has been President and Chief Executive Officer of Continental Wingate Company, Inc., a real estate, health care and financial services company which is engaged in commercial mortgage lending and servicing, development and syndication of multi-family housing, and has developed and operated eight long-term care and rehabilitation facilities with 1,100 beds in New York and Massachusetts, since 1971. Mr. Schuster serves as Chairman of the Advisory Committee for the Massachusetts Housing Finance Agency, a state authority for the issuance of multi-family housing debt. Mr. Schuster received a B.B.A. degree from Clark University.


Key Employees

     William D. Burson has been Vice President of Marketing for the Company since March 1996. From September 1991 to March 1996, Mr. Burson was director of independent living operations for Church Homes, Inc., a 500-bed congregate care community where he directed general operations and marketing. From 1986 to September 1991, Mr. Burson was Executive Vice President - Marketing and Sales for Retirement Management Group, Inc., a manager of nursing homes and retirement communities.

     Marlynn B. Cohen has been Director of Human Resources for the Company since January 1996. From September 1987 to August 1995, Ms. Cohen was Director of Administration and Human Resources at Ernst & Young LLP, a public accounting firm, in Melville, New York. At Ernst & Young, Ms. Cohen was responsible for employee recruiting, benefit and salary administration, financial budgeting, computer evaluation and support, and facilities management for a branch office. Ms. Cohen received a B.A. degree in Economics from New York University.

     Dennis R. Cregan has been Project Manager for the Company since October 1994. From January 1994 to June 1994, Mr. Cregan worked for Hunter Real Estate Management where he was Project Manager for a $12 million capital improvement project; from May 1990 to December 1993, Mr. Cregan was Manager - Plant Engineering for Hazeltine Corporation, a subsidiary of ESCO Electronics Corp., a publicly traded manufacturer of defense and electronics equipment and systems, where he was responsible for facilities management, construction budget administration, contractor selection and compliance with local, state and federal regulations. From 1982 to May 1990, Mr. Cregan served in several project planning and administration positions for Hazeltine. Mr. Cregan received a degree in Architectural Engineering from the State University of New York at Farmingdale. Mr. Cregan is certified by the International Facilities Management Association and is a professional member of the National Fire Protection Association and Construction Specifications Institute.

     Paul M. Hannan has been Vice President of Development of the Company since July 1994. From May 1991 to June 1994, Mr. Hannan was Director of Finance for Genesis Health Ventures, Inc., a publicly traded long-term health care company, where he analyzed prospective acquisitions, managed the financial activities and supervised the development and expansion of existing facilities. Mr. Hannan received an M.B.A. degree in Finance from Drexel University and a B.S. degree in Business Administration from Delaware Valley College.

     June F. Heck has been the Controller for the Company since November 1994. From December 1993 to November 1994, Ms. Heck served as General Manager - Corporate Accounting for Synergy Gas Corporation, a utility gas company. From April 1990 to November 1993, Ms. Heck was Accounting Manager of the Weight Watchers International, Inc. division of H.J. Heinz & Co., a publicly traded food products company. From August 1984 to April 1990, Ms. Heck served as Controller for F. Robbins Corp., a commercial heating and air conditioning company. From July 1981 to February 1984, Ms. Heck was an accountant for Price Waterhouse. Ms. Heck received a B.S. degree from the School of Professional Accountancy of the Long Island University - C.W. Post Campus.

     Maryellen K. Pokowitz has been Vice President of Operations of the Company since May 1996. Ms. Pokowitz was Head
Administrator for the Company from April 1989 to May 1996. Prior to that, Ms. Pokowitz was employed in various operational positions by the Company since 1977. Ms. Pokowitz was awarded the "Administrator of the Year" award by the Empire State
Association of Adult Homes in 1990.

     John Reilly has been corporate counsel for the Company since February 1997. From 1994 to February 1997, Mr. Reilly served as Vice President and General Counsel for Litchfield Healthcare Finance, a firm specializing in equity placement and mortgage financing for senior housing. From 1989 to 1994, Mr. Reilly was a banking litigation associate with Squire, Sanders & Dempsey, a law firm located in Washington, D.C. Mr. Reilly received a B.A. degree from the University of Virginia and a J.D. degree from Boston College Law School.

     Robert Reilly has been Vice President of Finance since April 1997. From 1993 through 1997, Mr. Reilly was President of Litchfield Healthcare Finance, a firm specializing in equity placement and mortgage financing for senior housing. From 1984 to 1993, Mr. Reilly was President of Litchfield Venture Corp., a real estate brokerage firm specializing in joint venture and conventional financing for income properties. Mr. Reilly was Vice President of a wholly owned subsidiary of Goldome Savings Bank from 1977 to 1983.

     Robert C. Rosenberg has been Vice President of Development of the Company since March 1996. From January 1995 to March 1996, Mr. Rosenberg was Vice President - Development for the Economic Development Corp. of the City of New York, where he was responsible for financial analysis and due diligence for a broad range of real estate projects. From December 1992 to August 1994, Mr. Rosenberg was Deputy Director of Real Estate for the Metropolitan Transit Authority. From August 1987 to November 1992, Mr. Rosenberg worked in various development management positions for Olympia & York Companies (USA). Mr. Rosenberg received a B.A. in Urban Planning from Stanford University and an M.B.A. degree in Finance from New York University.

     Joann M. Sala has been Director of Home Care Services of the Company since December 1996. From November 1990 through November 1996, Ms. Sala was Long Island Area Manager for HealthForce, a division of Accustaff, where she directed marketing and operations with annual revenue in excess of $20 million. From 1986 through 1990, Ms. Sala served as Administrator for metropolitan New York offices of Upjohn HealthCare Services. Ms. Sala received her B.A. degree from New York University and an M.P.A. degree in Health Care Administration from Baruch College.


Committees of the Board of Directors

     Audit Committee. The Audit Committee, which consists of a majority of independent directors who are not affiliated with the Kaplans ("Independent Directors"), makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls. Evan A. Kaplan, Bernard
J. Korman and Risa Lavizzo-Mourey are the members of the Audit Committee. The Audit Committee did not hold any meetings in 1996.

     Compensation Committee. The Compensation Committee, which consists of a majority of Independent Directors, approves the salaries and other benefits of the executive officers of the Company and administers any non-stock based bonus or incentive compensation plans of the Company (excluding any cash awards intended to qualify for the exception for performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code")). In addition, the Compensation Committee consults with the Company's management regarding pension and other benefit plans and compensation policies and practices of the Company. Glenn Kaplan, Joseph G. Beck and Gerald Schuster are the members of the Compensation Committee. The Compensation Committee held one meeting in 1996.

     Stock Option Committee. The Stock Option Committee, consisting solely of directors who, to the extent legally required, qualify as "outside directors" under Section 162(m) of the Code and as "non-employee directors" under Rule 16b-3(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), administers any stock-based incentive plans of the Company, including the Incentive Plan. In addition, the Stock Option Committee is responsible for granting any cash awards intended to qualify for the exception for performance-based compensation under Section 162(m) of the Code. Bernard J. Korman, Risa Lavizzo-Mourey and Gerald Schuster are the members of the Stock Option Committee. The Stock Option Committee held one meeting in 1996.

     The Company does not have a nominating committee of the Board of Directors.





Meetings of Directors

     The Board of Directors held three meetings and acted by unanimous written consent several times in 1996. Each of the directors of the Company attended more than 75% of the aggregate of (i) the total number of meetings of the Board of Directors and
(ii) the total number of meetings held by all committees of the Board of Directors on which such director served.










































Item 11.  Executive Compensation.


                    SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding the compensation earned for services rendered in all capacities to the Company for the fiscal years ended December 31, 1996 and December 31, 1995 by the Company's Chief Executive Officer and each other executive officer whose salary and bonus for such fiscal year was in excess of $100,000.

                         Annual                         Long-Term
                       Compensation                   Compensation
                  _____________________           ___________________

                                                           Se-
                                         Other            curi-
                                         Annual    Re-    ties
                                         Com-    stricted Under-   All
  Name and                               pensa-  Stock    lying    Other
  Principal                              tion    Award(s) Options  Compen-
  Position        Year  Salary  Bonus      $        $        #     sation

Glenn Kaplan (1)  1996  90,645  26,500  83,924(4)   0        0    31,825(5)
Chairman of the          (2)      (3)
Board and Chief
Executive Officer 1995  67,177     0    10,789(4)   0        0    39,500(5)


Wayne L. Kaplan (1)
Vice Chairman of  1996  90,645  26,500  75,114(4)   0        0    31,825(5)
the Board, Senior                 (2)      (3)
Executive Vice
President, Secretary
and General
Counsel           1995  67,177     0     2,113(4)   0        0    39,500(5)


Evan A. Kaplan (1)
President and     1996  90,645  26,500  75,114(4)   0        0    31,825(5)
Chief Operating          (2)      (3)
Officer           1995  67,177     0     1,982(4)   0        0    39,500(5)

____________

(1) Each of the Kaplans entered into an employment agreement (collectively, the "Employment Agreements") with the Company effective October 1, 1996 and is compensated from that date forward in accordance with the terms of that employment agreement. See "Employment Agreements."
(2) Represents, in each case, $44,508 paid as salary by the Predecessor of the Company, from January 1, 1996 through September 30, 1996, plus $46,137 paid as salary from October 1, 1996 through December 31, 1996 pursuant to the Employment Agreements.
(3) Pursuant to the Employment Agreements, the bonus amounts were awarded by the Compensation Committee and paid in 1997 for services rendered from October 1, 1996 through December 31, 1996.
(4) For 1996, represents: (i) fees paid by the Company under the Operating Agreements (as defined herein) from October 1, 1996 through December 31, 1996 ( $73,114 in each case); (ii) personal use of a Predecessor (as defined herein)/Company -paid automobile; and (iii) with respect to Glenn Kaplan only, partial payment of club membership dues. For 1995, represents: (i) personal use of a Predecessor-paid automobile; and (ii) with respect to Glenn Kaplan only, partial payment of club membership dues. See "Certain Transactions."
(5) For 1996 and 1995, represents, in each case, the Company's payment of premiums on a life insurance policy.


Stock Options

     None of the executive officers of the Company named in the Summary Compensation Table were granted any options or exercised any options during the year ended December 31, 1996.

Employment Agreements

     The Company has entered into substantially similar employment agreements with each of Glenn Kaplan (as Chairman and Chief Executive Officer), Wayne L. Kaplan (as Vice Chairman,
Senior Executive Vice President, Secretary and General Counsel) and Evan A. Kaplan (as President and Chief Operating Officer)
(each individually, an "Executive").
Each agreement provides for an initial five-year term which is automatically renewable for successive one-year terms (the "Employment Term") unless either party gives written notice to the other at least six months prior to the expiration of the then Employment Term. During the Employment Term, the Executive will be obligated to devote substantially all his business time, energy, skill and efforts to the performance of his duties under the agreement and shall faithfully serve the Company, subject to his right to perform his obligations as operator of one or more of the Company's facilities in his individual capacity.

     The agreement currently provides for an annual base salary of $237,000 (as adjusted annually in the discretion of the Compensation Committee and also for cost of living increases) and a discretionary bonus. The Compensation Committee shall determine the amount of the bonus to be awarded to the Kaplans, taking into account the operating results of the Company as well as such subjective factors as the Compensation Committee deems appropriate and in the best interests of the Company and its stockholders, which bonus amount will be shared equally by the Kaplans. In addition, under the agreement the Executive will be entitled to long-term disability coverage, use of an automobile and club membership, and benefits generally provided to executive employees.

     The agreement also provides that, during the Employment Term and thereafter, the Company will indemnify the Executive, to the fullest extent permitted by law, in connection with any claim against the Executive as a result of the Executive serving as an officer or director of the Company or in any capacity at the request of the Company in or with regard to any other entity, employee benefit plan or enterprise. Following the Executive's termination of employment, the Company will continue to cover the Executive under the Company's directors' and officers' insurance for the period during which the Executive may be subject to potential liability for any claim, action or proceeding (whether civil or criminal) as a result of his service as an officer or director of the Company at the highest level then maintained for any then or former officer or director.

     Any dispute or controversy arising under or in connection with the agreement (other than injunctive relief) shall be settled exclusively by arbitration. Each party shall bear its own legal fees except that, in the event the Executive prevails on any material issue, the arbitrator shall award the Executive his legal fees, except for those attributable to frivolous positions.

     The agreement may be terminated at any time by the Executive for Good Reason (including a Change in Control of the Company) or by the Company with or without Cause (as each capitalized term is defined in the agreement). Good Reason also includes an event of default or termination, other than in accordance with its terms, by the Company or its subsidiaries without cause, of any Operating Agreement between the Company and the Kaplans, as operators of the Company's facilities, or any Management Services Agreement between the Company's wholly-owned subsidiary and the Kaplans. If the employment of the Executive is terminated for any reason, he may withdraw as a licensed operator of certain of the Company's facilities. Likewise, if the Executive is terminated by the Company as an operator of one of its facilities, he may resign his employment with the Company.

     If the Executive terminates his employment with the Company for Good Reason (including the Company giving notice of non-renewal) or is terminated without Cause, he will receive severance pay (i) in an amount equal to two years' Base Salary and bonus, plus (ii) continued medical benefits for two years. The agreement provides that the Executive will have no obligation to mitigate the Company's financial obligations in the event of his termination for Good Reason or without Cause and there will be no offset against the Company's financial obligations for other amounts earned by the Executive. If termination is the result of Executive's death or disability, the Company will pay to the Executive (or his estate), an amount equal to six months' Base Salary at his then current rate of pay (reduced in the case of disability by his long-term disability policy payments). If the Executive's employment is terminated by him for Good Reason or by the Company without Cause, he may also withdraw as an operator of the Company's facilities; in such an event, he will be entitled to receive twice his pro rata share of the operating fees (net of fees payable under the applicable Management Services Agreement) for the preceding twelve months.


Compensation Committee Report

     Compensation Policies. The principal goal of the Company's compensation program as administered by the Compensation
Committee is to help the Company attract, motivate and retain the executive talent required to develop and achieve the Company's strategic and operating goals with a view to maximizing stockholder value.

     CEO's Compensation; Compensation of the Kaplans.

     Salary. The Company entered into employment agreements with each of Glenn Kaplan, Wayne L. Kaplan and Evan A. Kaplan prior to the formation of the Compensation Committee. Pursuant to such agreements, the Company paid to each Kaplan an annualized base salary of $213,000 from October 1, 1996 to December 31, 1996.
The Compensation Committee has determined that, in 1997, the Kaplans will be paid an annualized base salary of $237,000.
These base salaries are competitive with those payable to executives holding corresponding positions at corporations within the Company's industry that are of comparable size. Individual experience and performance is considered when setting salaries within the range for each position, although the Employment Agreements between the Company and each of the Kaplans provide that each Kaplan shall receive equal compensation. Annual reviews are held and adjustments are made based on attainment of individual goals and in a manner consistent with the Company's overall operating and financial performance.

     Bonus. Each Kaplan also received a bonus of $26,500 for the period from October 1, 1996 to December 31, 1996. In making its determination of the bonus amounts, the Compensation Committee reviewed a compensation survey prepared by Sibson & Co., a compensation consulting firm. Several other factors were considered in the decision to award 1996 bonuses to the Kaplans, including the Company's performance in reaching or exceeding its development and acquisition goals.

     Compensation of Other Executive Officers and Key Employees.

     Base Salary. Base salaries paid in 1996 to the Company's executive officers and key employees are competitive with those payable to executives holding corresponding positions at corporations within the Company's industry that are of comparable size. Individual experience and performance is considered when setting salaries within the range for each position. Annual reviews are held and adjustments are made based on attainment of individual goals and in a manner consistent with the Company's overall operating and financial performance.

     Annual Bonus. The annual bonus is intended to motivate individual and team performance by creating potential to earn annual incentive awards that are contingent upon the performance of the Company and that are comparable to those payable to executives and key employees holding corresponding positions at corporations within the Company's industry that are of comparable size. Bonuses for 1996 were determined both by evaluations of individual performance and by the Company's successful initial public offering of its common stock and the successful execution of the Company's growth strategy during the period.

     Long-Term Incentives. The Company provides its executives and key employees with long-term incentive compensation through grants of stock options under the Company's stock option plans. The grant of stock options aligns the executive's interests with those of the Company's stockholders by providing the executive with an opportunity to purchase and maintain an equity interest in the Company and to share in the appreciation of the value of the Company's Common Stock. The size of option grants is comparable to grants by other corporations within the Company's industry that are of comparable size.


                              The Compensation Committee

                              Glenn Kaplan
                              Joseph G. Beck
                              Gerald Schuster


Compensation Committee Interlocks and Insider Participation

     Compensation policies and decisions, including those relating to salary, bonuses and benefits of executive officers, were set or made by the Board of Directors from the formation of the Company to the time of the Initial Public Offering. The Kaplans participated as members of the Board of Directors in deliberations concerning executive officer compensation. Upon consummation of the Initial Public Offering, the Board of Directors created a Compensation Committee consisting of a majority of Independent Directors, which recommends to the Board the cash compensation to be paid to the Company's executive officers. The members of the Compensation Committee are Glenn Kaplan, Joseph Beck and Gerald Schuster. Glenn Kaplan is the Chief Executive Officer of the Company, is party to certain agreements by which he in his individual capacity is the licensed operator of certain of the Company's New York facilities, and was party to certain transactions with the Company in connection with the formation of the Company. See "Certain Transactions." Glenn Kaplan does not participate in discussions regarding compensation to be paid to him or to Wayne Kaplan or Evan Kaplan.























Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table shows as of April 23, 1997 the beneficial ownership of Common Stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director and nominee for director, (iii) each executive officer of the Company, and (iv) directors and executive officers as a group.

Name and                                Shares of
Address of          Positions and       Common Stock
Beneficial          Offices with        Beneficially   Percent
Owner (1)           the Company         Owned          of Class
_______________     ____________        ____________   ________

Glenn Kaplan (2)    Chairman of the      4,150,00       53.5
                    Board of
                    Directors and
                    Chief Executive
                    Officer

Wayne L. Kaplan (2) Vice Chairman of     4,150,000      53.5
                    the Board of
                    Directors, Senior
                    Executive Vice
                    President,
                    Secretary and
                    General Counsel

Evan A. Kaplan (2)  President and        4,150,000      53.5
                    Chief Operating
                    Officer; Director

Raymond DioGuardi   Chief Financial              0       0
                    Officer

Joseph G. Beck      Director                     0       0

Bernard J. Korman   Director                     0       0

Risa Lavizzo-
Mourey, M.D.        Director                     0       0

Gerald Schuster     Director                   2,500     0





All directors and
executive officers
as a group (8
persons)                                 4,152,500      53.6

Sirach Capital
Management, Inc.
600 University
Street Seattle,
WA 98101 (3)                               730,300       9.4

Fusion Capital
Management, Inc.
237 Park Avenue
New York,
NY 10012 (4)                               446,300       5.8

Thomson Hortsmann
& Bryant, Inc.
Park 80 West,
Plaza Two
Saddle Brook,
NJ 07663(5)                                431,300       5.6

(1) Unless otherwise indicated, the address of the listed persons is c/o Kapson Senior Quarters Corp., 242 Crossways
     Park West, Woodbury, New York  11797.

(2) Includes shares owned of record by the Kaplans, each of whom share voting and dispositive power over all of these shares, and Herbert Kaplan, who has a pecuniary interest in, and has shared voting and dispositive power over, 300,001 shares. Herbert Kaplan is the father of the Kaplans.

(3) Information regarding Sirach Capital Management, Inc. ("Sirach") was obtained from a Schedule 13G filed by it with the Securities and Exchange Commission on January 30, 1997. Such Schedule 13G states that Sirach, a Washington corporation, is an investment advisor that has sole voting power and sole dispositive power over 730,300 shares of Common Stock.

(4) Information regarding Fusion Capital Management Inc. was obtained from a Schedule 13D, as amended, filed by it with the Securities and Exchange Commission on April 10, 1997. Such Schedule 13D states that Wayne M. Cooperman and Ricky
     C. Sandler (the "Reporting Persons") are the general partners of Fusion Partners, L.P., a Delaware limited partnership that owns 388,800 shares of Common Stock, and that the Reporting Persons own Fusion Capital Management, Inc., which is the investment manager of Fusion Offshore Fund Limited, a British Virgin Islands corporation that owns 27,500 shares of Common Stock. The Reporting Persons thus have shared voting and shared dispositive power over 416,300 shares. In addition, Mr. Cooperman has sole voting and dispositive power over 30,000 shares owned by a family partnership.

(5) Information regarding Thomson Horstmann & Bryant, Inc. ("THB") was obtained from a Schedule 13G filed by it with the Securities and Exchange Commission on January 16, 1997. Such Schedule 13G states that THB, a New York corporation, is a registered investment advisor that has sole voting power over 390,200 shares of Common Stock, shared voting power over 27,000 shares of Common Stock, and sole dispositive power over 431,300 shares of Common Stock.



































Item 13.  Certain Relationships and Related Transactions.

     Consolidating Transactions. The Company was formed in order to consolidate and expand the assisted living business of the Kapson Group (the "Predecessor"). The Predecessor historically operated its business through a number of partnerships, limited liability companies and S corporations. In connection with the Initial Public Offering, the Predecessor and the Company entered into certain transactions pursuant to which the Company received substantially all of the Predecessor's assets associated with its assisted living business. In addition, a number of transactions were entered into in connection with the operation of the Company's facilities, largely in order to comply with applicable law and regulations.

     Conveyance of Assisted Living Business to the Company. Upon the consummation of the Initial Public Offering, the Predecessor transferred to the Company the following: (i) certain wholly-owned subsidiaries of the Predecessor that owned the entire fee in the land and building underlying six facilities (Town Gate East, Town Gate Manor, Senior Quarters at Huntington Station, Senior Quarters at Centereach I, Senior Quarters at Centereach II and Senior Quarters at Stamford); (ii) certain wholly-owned subsidiaries of the Predecessor that owned, directly or indirectly, less than the entire fee in the land and building underlying five facilities (23.75% of Change Bridge Inn, 50.1% of Senior Quarters at Chestnut Ridge, 50% of Senior Quarters at East Northport, 10% of Senior Quarters at Jamesburg and 11% of Senior Quarters at Glen Riddle); (iii) two wholly-owned subsidiaries of the Predecessor that provided management services for all the foregoing facilities, in addition to four facilities in which the Predecessor did not have an equity interest (Castle Gardens, The Regency at Glen Cove, Senior Quarters at Lynbrook and Senior Quarters at Cranford); (iv) the Predecessor's interest in pre-construction development projects in seven facilities (Patterson, NY; Albany, NY; Briarcliff Manor, NY; Tinton Falls, NJ; Westchester County, NY; Riverdale, NY and Northampton County,
PA); and (v) all of its other assets relating to its assisted living business. In consideration of the foregoing, the Company:
(i) issued to the Kaplans, as sole equal partners of the Predecessor, 4,150,000 shares of Common Stock, and paid to them the sum of $6.0 million (representing the approximate tax liability incurred by the Kaplans in connection with transactions pertaining to the transfer by the Predecessor of its facilities to the Company); and (ii) agreed to pay all real estate transfer taxes arising out of the foregoing transactions (approximately $83,000). As a result of these transactions, the Company assumed all indebtedness encumbering the facilities. The Kaplans had guaranteed certain indebtedness incurred by the Predecessor with respect to certain facilities, and the Kaplans were released from such guarantees.

     Arrangements Regarding Operation of Certain Facilities. Because of New York law and regulations, the Kaplans individually are the operators of substantially all the Company's assisted living facilities located in New York. Of these facilities, the Kaplans are or will be the operators of Town Gate East, Town Gate Manor, Senior Quarters at Huntington Station, Senior Quarters at Centereach I, Senior Quarters at Centereach II, Senior Quarters at Chestnut Ridge and Senior Quarters at Lynbrook, either pursuant to a separate operating agreement entered into by the Company and the Kaplans (each, an "Operating Agreement") or the pre-existing agreement with the unaffiliated owner of the facility (that has been assigned to the Kaplans). Each Operating Agreement has a term of 25 years and provides for an operating fee equal to 5% of gross revenues of the facility. The pre-existing agreements with third-party owners generally have a term of five years and provide for an operating fee equal to 5% of gross revenues or the greater of 5% of gross revenues and a minimum fee (ranging from $96,000 to $150,000 per annum). In some instances, the Company may also be entitled to an incentive fee or may have an equity interest in the facility. The Kaplans, as operators of each of these facilities, have engaged a wholly-owned subsidiary of the Company to provide certain management services in connection with the day-to-day operations of each facility, in each case pursuant to a separate management agreement (each, a "Management Agreement"). Each Management Agreement is co-terminous with the underlying Operating Agreement or pre-existing agreement with the third-party owner. The fee payable to the Company's subsidiary under each Management Agreement is 30% of the operator's fee, increasing to 96% of all the fees generated by aggregate gross revenues of all facilities operated under this fee structure exceeding $23.0 million. The Kaplans have also agreed that, with respect to any other projects for which the Company may not act as the licensed operator (such as Senior Quarters at East Northport), they will act as licensed operators in exchange for a fee equal to 5% of gross revenues and pay the Company's wholly-owned subsidiary a servicing fee equal to 96% of their operating fee. The Operating Agreements may be terminated: (i) by either the Company or the licensed operators upon the occurrence of certain events of default (such as failure to timely pay the licensed operators' fees, failure to perform any material term, provision or covenant, subject to certain cure periods, or an event of default under the Management Agreement);
(ii) by the Company upon the death or disability of all the licensed operators; (iii) by the licensed operators upon a change of control in the Company or at any time after five years; or
(iv) by the Company in its discretion at any time, provided that if the Operating Agreement is terminated by the Company other than for an event of default by the licensed operators, the licensed operators will be entitled to liquidated damages equal to twice the licensed operators' fees under the applicable Operating Agreement (net of fees payable under the applicable Management Agreement) over the preceding twelve months. In addition, the employment agreement with each Kaplan provides that each Kaplan may withdraw as a licensed operator if he ceases to be an employee of the Company for any reason, and that if his employment is terminated by him for good reason or by the Company without cause, he will be entitled to receive, in addition to the severance payments provided for in his employment agreement, either the liquidated damages provided for in the applicable Operating Agreement or a lump sum equal to twice his share of the licensed operators' fees (net of fees payable under the applicable Management Agreement) for the preceding twelve months. Good reason includes the termination of an Operating Agreement or a Management Agreement by the Company or its wholly-owned subsidiary, as the case may be, other than in accordance with its terms or by a licensed operator because of an event of default. This basic structure, and substantially similar agreements, are used with respect to one New York facility (Senior Quarters at Centereach II) that is not a licensed entity. Legislation has been enacted in New York State that allows privately-owned corporations to operate certain types of licensed facilities, including ALP facilities. As a result, the Kaplans may form one or more corporations to operate these facilities. The Kaplans are entitled, pursuant to the Operating Agreements, to assign such agreements to any corporation that is wholly owned by them.

Certain Transactions Regarding Sales of Common Stock

     Restrictions on Transfer. Each Kaplan has agreed with the Company that he shall not, for as long as he shall be the licensed operator of any of the Company's facilities, transfer any shares of Common Stock if it would result in his personally owning fewer than 500,000 shares of Common Stock initially, or 250,000 shares of Common Stock after the fifth anniversary of the consummation of the Initial Public Offering, in each case subject to certain exceptions. In addition, a stockholders' agreement between the Kaplans and the Company provides (i) each Kaplan with a right of first refusal with respect to a transfer of the shares of Common Stock of the other Kaplans, except for a limited exception in the case of death, and (ii) that the Kaplans shall vote all their shares of Common Stock as a unit.

     Registration Rights. Each of the Kaplans, along with Herbert Kaplan, who beneficially own in the aggregate 4,150,000 shares of Common Stock, is entitled to certain rights with respect to the registration of such shares under the Securities Act of 1933 (the "Securities Act"). Under the terms of the agreement between the Company and the Kaplans, if the Company proposes to register any of its securities under the Securities Act, either for its own account or for the account of other security holders exercising registration rights, each of the Kaplans is entitled to notice of such registration and is entitled to include shares of such Common Stock therein. The stockholders benefitting from these rights may, acting jointly, also require the Company on two separate occasions to file a registration statement under the Securities Act at the Company's expense with respect to shares of Common Stock beneficially owned by them, and the Company is required to use its diligent reasonable efforts to effect such registration. These rights are subject to certain restrictions, conditions and limitations, including the right of the underwriters of an offering to limit the number of shares included in such registration.

     Shattuck Hammond Fee. Upon consummation of the Initial Public Offering, the Company paid its financial advisor, Shattuck Hammond, approximately $887,500, as its fee for various investment banking services rendered. Joseph G. Beck, a director of the Company, is a founding principal, executive committee member and shareholder of Shattuck Hammond.

     Future Transactions. The Board of Directors of the Company has adopted a policy that future transactions between the Company and its officers, directors, principal stockholders and their affiliates will be subject to the approval of a majority of the Independent Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.





















                           Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KAPSON SENIOR QUARTERS CORP.


                              By: /s/ Glenn Kaplan
                              Glenn Kaplan
                              Chairman of the Board and
                              Chief Executive Officer


Date:  April 29, 1997