Form 10-Q
period 1997-03-31
KAPSON SENIOR QUARTERS CORP
filed 1997-05-13
CIK 1016558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

     For the transition period from __________ to __________

                           Commission File No. 0-28752

                          KAPSON SENIOR QUARTERS CORP.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

               New York                                11-3323503
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

         242 Crossways Park West
            Woodbury, New York                            11797
 ----------------------------------------               ----------
 (Address of principal executive offices)               (Zip Code)

                                 (516) 921-8900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|    No |_|

As of April 30, 1997, there were 7,750,000 shares of the Registrant's Common Stock outstanding.

                          KAPSON SENIOR QUARTERS CORP.

                                      INDEX

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

         Kapson Senior Quarters Corp. Consolidated Balance Sheets           2

         Consolidated Statements of Operations of Kapson Senior             3
           Quarters Corp. for the Three Months Ended March 31,
           1997 and the Combined Statements Operations of the Kapson Group for the Three Months Ended March 31, 1996

         Consolidated Statement of Cash Flows of Kapson Senior              4
           Quarters Corp. for the Three Months Ended March 31,
           1997 and the Combined Statements of Cash Flows of the Kapson Group for the Three Months Ended March 31, 1996

         Notes to Consolidated Financial Statements                         5-7

         Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8-12

PART II  OTHER INFORMATION                                                  13

         Signatures                                                         14

                          KAPSON SENIOR QUARTERS CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                   March 31, 1997   December 31, 1996
                                                   --------------   -----------------
Current assets
  Cash and cash equivalents                         $ 16,507,309      $ 16,053,307
  Accounts receivable                                     77,795            80,329
  Prepaid expenses and other current assets              898,407           574,733
  Deferred income taxes                                  975,232           503,000
                                                    ------------      ------------
     Total current assets                             18,458,743        17,211,369

Property and equipment, net                           58,083,913        58,377,735
Facility development costs                             2,312,604         1,190,727
Restricted cash                                        3,104,082         3,134,695
Deferred financing costs, net                          2,556,589         2,595,407
Intangibles, net                                       4,727,563         4,821,842
Investment in joint ventures                             545,727           551,829
Other assets                                           8,222,489         8,104,648
                                                    ------------      ------------
     Total assets                                   $ 98,011,710      $ 95,988,252
                                                    ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt                 $    915,049      $    943,658
  Accounts payable and accrued expenses                3,169,256         3,294,040
  Accrued interest                                       260,216              --
  Deferred revenue                                       607,554           519,168
                                                    ------------      ------------
     Total current liabilities                         4,952,075         4,756,866

Long-term debt                                        73,180,606        72,408,516
Loan payable                                             555,000           555,000
Resident security deposits                             2,216,901         1,725,192
Deferred income taxes                                  2,542,000         2,542,000
Deferred interest payable                                185,923           147,500
Construction retainage payable                           747,316           613,057
                                                    ------------      ------------
     Total liabilities                                84,379,821        82,748,131
                                                    ------------      ------------
Minority interest                                      2,048,985           948,925
                                                    ------------      ------------

Shareholders' equity
  Common stock; $.01 par value, 30,000,000 shares         77,500            77,500
Additional paid-in capital                            16,603,405        16,603,348
Accumulated deficit                                   (5,098,001)       (4,389,652)
                                                    ------------      ------------
     Total shareholders' equity                       11,582,904        12,291,196
                                                    ------------      ------------
     Total liabilities and shareholders' equity     $ 98,011,710      $ 95,988,252
                                                    ============      ============

        The accompanying notes are an integral part of these consolidated and combined financial statements.

     CONSOLIDATED STATEMENTS OF OPERATIONS OF KAPSON SENIOR QUARTERS CORP.
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
         AND THE COMBINED STATEMENTS OF OPERATIONS OF THE KAPSON GROUP
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (Unaudited)

                                                          1997          1996
                                                          ----          ----
Revenues:
  Assisted living revenues                            $ 7,228,468   $ 3,872,648
  Management fees                                         292,503       225,125
                                                      -----------   -----------
       Total revenues                                   7,520,971     4,097,773
                                                      -----------   -----------
Operating expenses:
 Assisted living operating expenses                     5,093,055     2,532,708
 Rent                                                     384,375          --
 General and administrative                             1,079,561       519,931
 Depreciation                                             578,716       374,606
                                                      -----------   -----------
       Total operating expenses                         7,135,707     3,427,245
                                                      -----------   -----------
Operating income                                          385,264       670,528
Equity in income (loss) from joint ventures                (6,102)         --
Interest income                                           193,326        44,797
Interest expense                                       (1,829,157)   (1,153,342)
Other expense, net                                        (23,851)       (3,512)
                                                      -----------   -----------
Loss before minority interest                          (1,280,520)     (441,529)
Minority interest in net loss of partnerships              99,940        50,501
                                                      -----------   -----------
Loss before income taxes                               (1,180,580)     (391,028)
Benefit for income taxes                                  472,232          --
                                                      -----------   -----------
Net loss                                              $  (708,348)  $  (391,028)
                                                      ===========   ===========
Loss per share                                        $     (0.09)
                                                      ===========
Weighted average number of common shares outstanding    7,750,000
                                                      ===========

Unaudited pro forma data:
  Loss before income taxes                                          $  (391,028)
  Benefit for income taxes                                              156,411
                                                                    -----------
  Pro forma net loss                                                $  (234,617)
                                                                    ===========
  Pro forma loss per share                                          $     (0.05)
                                                                    ===========
  Pro forma weighted average number of common shares                  4,758,000
                                                                    ===========


       The accompanying notes are an integral part of these consolidated and combined financial statements.

 CONSOLIDATED STATEMENT OF CASH FLOWS OF KAPSON SENIOR QUARTERS CORP.
            FOR THE THREE MONTHS ENDED MARCH 31, 1997
  AND THE COMBINED STATEMENTS OF CASH FLOWS OF THE KAPSON GROUP
            FOR THE THREE MONTHS ENDED MARCH 31, 1996
                           (Unaudited)

                                                                    1997           1996
                                                                    ----           ----
Cash flows from operating activities:
Net loss                                                       $   (708,348)  $  (391,028)
Adjustments to reconcile net loss to net cash
 (used in) provided by:
  Depreciation                                                      578,716       374,606
  Amortization                                                      161,807        56,388
  Deferred income taxes                                            (472,232)         --
  Minority interest in net loss of combined partnerships            (99,940)      (50,501)
  Equity in income (loss) from investment in joint ventures           6,102          --
 Changes in other assets and liabilities:
     Accounts receivable                                              2,534        25,337
     Prepaid expenses and other current assets                     (315,537)   (2,065,831)
     Restricted cash                                                (18,091)     (188,683)
     Other assets                                                  (117,785)       26,779
     Accounts payable and accrued expenses                         (133,997)     (349,652)
     Accrued interest                                               260,216       (92,102)
     Resident security deposits                                     491,709        96,702
     Deferred interest payable                                       38,423        35,500
     Deferred revenue                                                88,386        32,007
                                                               ------------   -----------
       Net cash used in operating activities                       (238,037)   (2,490,478)
                                                               ------------   -----------
Cash flows from investing activities:
Increase in restricted mortgage escrow funds                         48,704        33,230
Purchases and development of property and equipment              (1,272,535)   (3,115,104)
Sale of minority interests                                        1,200,000     1,200,000
                                                               ------------   -----------
       Net cash used in investing activities                        (23,831)   (1,881,874)
                                                               ------------   -----------
Cash flow from financing activities:
Proceeds from issuance of long-term debt                            955,081     4,245,194
Principal payment of long-term debt                                (211,600)     (101,422)
Proceeds from loan                                                     --        (107,197)
Deferred financing costs                                            (27,611)      (94,444)
Distributions to shareholders and partners of the Predecessor          --      (1,204,585)
                                                               ------------   -----------
       Net cash provided by financing activities                    715,870     2,737,546
                                                               ------------   -----------
       Net increase (decrease) in cash and cash equivalents         454,002    (1,634,806)
Cash and cash equivalents, beginning of period                   16,053,307     3,392,318
                                                               ------------   -----------
Cash and cash equivalents, end of period                       $ 16,507,309   $ 1,757,512
                                                               ============   ===========
Cash paid during the year for:
     Interest                                                  $  1,568,941   $   999,159
                                                               ============   ===========


       The accompanying notes are an integral part of these consolidated and combined financial statements.

                          KAPSON SENIOR QUARTERS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  General

The accompanying unaudited interim financial statements of Kapson Senior Quarters Corp. (the "Company") and the Kapson Group (the "Predecessor") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results of operations for the entire year.

2.  Operations

  The Company

The Company is an owner, operator, lessee, manager and developer of assisted living facilities for senior citizens which was incorporated under the General Corporation Law of Delaware on June 7, 1996 by three individual equal owners (the "Kaplans"). The Company was formed in order to consolidate and expand the assisted living facility business of the Predecessor of which the Kaplans were owners. The Company had no operations prior to October 1, 1996.

On October 1, 1996, the Company sold 3,550,000 shares of common stock to the public at a price of $10 per share in an initial public offering (the "Offering"). The Company realized net proceeds from the Offering of approximately $29.6 million, after deducting offering costs of approximately $5.9 million. Concurrently with the completion of the Offering, the Predecessor contributed at its historical costs, its interests in its wholly owned, majority and minority owned facilities and management agreements with respect to facilities which were owned by unrelated parties to the Company in exchange for 4,150,000 shares of common stock of the Company. In addition, simultaneously with the Offering, the Company declared and distributed approximately $6.0 million in cash to the owners of the Predecessor to satisfy tax liabilities incurred by the owners pertaining to the transfer of the Predecessor interests in the facilities to the Company. This distribution was funded through the Offering proceeds.

                          KAPSON SENIOR QUARTERS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited) (Cont'd)

  The Predecessor

The Predecessor represents a combination of the businesses of Sub Chapter S Corporations, Partnerships or Limited Liability Companies which owned all or part of eleven assisted living facilities, additional facilities under development (including joint venture interests), an entity that provides facility management services to unrelated entities and an entity that provided administrative support to the Predecessor entities and the Company.

  Pro Forma Presentation

The pro forma presentation in the accompanying unaudited interim financial statements reflect the issuance of all shares of common stock in connection with the Offering, the contribution of the Predecessors businesses at historical cost to the Company in exchange for the Company's common stock and final distributions in connection with the Offering.

The pro forma benefit for income taxes for the Predecessor is based on the historical financial data of the Predecessor as if the entities comprising the Predecessor had operated as taxable corporations for all periods presented and is recorded at the statutory rate in effect during the period (40%).

Earnings per share are not presented on an historical basis since the Predecessor operated as a group of non-taxable entities. In addition, no shares of common stock were issued until the Offering, therefore, disclosure of historical earnings per share would not be meaningful.

  Impact of Recently Issued Accounting Pronouncements

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Management believes that this change will not have any impact on the Company's financial statements for the year ended December 31, 1997.

                          KAPSON SENIOR QUARTERS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited) (Cont'd)

3.  Joint Venture Agreements

In March 1997, the Company announced the formation of a joint venture through which it intends to develop six assisted living facilities in North and South Carolina. In addition, in March, the Company sold a 49.9% interest in Kapson Briarcliff Manor, LLC to an unrelated party for $1.2 million.

In April 1997, the Company formed a joint venture in which the Company has a 51% equity interest, to purchase a property in Albany, New York for $3.8 million.

                          KAPSON SENIOR QUARTERS CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Prior to the Offering, the Company's facilities were owned, managed and/or operated by one or more S corporations, limited partnerships or limited liability companies of the Company's predecessor, The Kapson Group (the "Predecessor"). The Kapson Group was a general partnership of which Glenn Kaplan, Wayne Kaplan, and Evan Kaplan (collectively, the "Kaplans") were the sole equal partners. As the Company is newly formed, all references to the Company in connection with historical financial data or otherwise include the Predecessor.

The historical financial statements of the Predecessor represent the combined historical results of operations and financial condition of: (i) four facilities that were wholly owned by the Predecessor (Senior Quarters at Stamford, Senior Quarters at Huntington Station, Senior Quarters at Centereach I, and Senior Quarters at Centereach II); (ii) two wholly owned facilities of the Predecessor that were acquired on April 1, 1996 (Town Gate Manor and Town Gate East); (iii) one facility that was wholly owned by the Predecessor but in which a 49.9% interest was sold to an unrelated third party in April 1996 (Senior Quarters at Chestnut Ridge); (iv) an entity through which the Predecessor controlled a 50% interest (and in October, 1996 agreed to acquire the remaining 50% interest) in a newly-developed facility in East Northport, New York (Senior Quarters at East Northport) which began operations on March 15, 1996; (v) an entity through which the Company owned a 23.75% minority interest in Change Bridge Inn; (vi) two entities through which the Predecessor owned a minority interest in facilities that were under construction (an 11% interest in Senior Quarters at Glen Riddle and a 10% interest in Senior Quarters at Jamesburg); (vii) a management company which received management fees from five related and four unrelated entities, and (viii) an entity that provided administrative support to the Predecessor and other affiliated entities.

The Company is an owner, operator, manager, and developer of assisted living facilities. The Company was formed in order to consolidate and expand the assisted living business of the Predecessor. The Company had no operations prior to October 1, 1996.

New York State Assisted Living Program

In June 1993, the Company was awarded approximately 57% of the beds allocated to Long Island under the State of New York Assisted Living Program ("ALP"). This program is designed for residents who are eligible for Medicaid and who require a higher acuity of care than is typically provided in assisted living facilities. In support of the program, the Company dedicated a newly developed facility in East Northport, New York, which opened in March 1996, and an existing fully occupied facility in Centereach, New York (Senior Quarters at Centereach I).

In April 1997, due to excessive delays and higher than expected costs associated with the ALP, the Company was unable to implement the program at these two facilities and accordingly the Company has taken action to reduce the incremental operating costs associated with the program at both facilities and is returning their operations back to adult homes. Both facilities were originally conceived and constructed as adult homes and hold licenses as adult care facilities in New York. The Company has begun to accept private pay residents to fill rooms held vacant in anticipation of the ALP at its East Northport facility and will transition its Centereach facility, currently at 99% occupancy, back to an adult home facility.

During the first quarter, losses incurred at the East Northport facility and other incremental operating expenses associated with the program resulted in higher than historical assisted living operating expenses as a percentage of assisted living revenues and increased the Company's net loss.

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996.

Revenues

Assisted living revenues increased to $7.2 million for the three months ended March 31, 1997, compared to $3.9 million for the three months ended March 31, 1996, an increase of 84.6%. The increase is attributable to: (i) the rent-up of Senior Quarters at Chestnut Ridge which opened on September 1, 1995 and Senior Quarters at East Northport which opened on March 15, 1996 which contributed revenue of $799,000 and $670,000, respectively; and (ii) the acquisition of Town Gate East and Town Gate Manor on April 1, 1996 which contributed combined revenue of $904,000, and (iii) leasing of Senior Quarters at Cranford which contributed $1.2 million. Excluding Senior Quarters at Chestnut Ridge, Senior Quarters at East Northport, Town Gate East and Town Gate Manor and Senior Quarters at Cranford, assisted living revenues were approximately equivalent for the three months ended March 31, 1997 and 1996. Management fee revenue increased to $293,000 for the three months ended March 31, 1997, compared to $225,000 for the three months ended March 31, 1996, an increase of 30.2%. The increase was primarily attributable to Senior Quarters at Jamesburg, Senior Quarters at Lynbrook and Senior Quarters at Glen Riddle which the Company assumed management responsibility for on February 1, 1996, June 1, 1996, and June 19, 1996, respectively.

Operating Expenses

Assisted living operating expenses increased to $5.1 million for the three months ended March 31, 1997, compared to $2.5 million for the three months ended March 31, 1996, an increase of 104%. As a percentage of assisted living revenues, assisted living operating expenses were 70.8% and 64.1% for the three months ended March 31, 1997 and 1996, respectively. The increase in assisted living operating expenses as a percentage of assisted living revenues is primarily attributable to the opening of Senior Quarters at East Northport and higher than expected costs associated with ALP. Excluding expenses attributable to Senior Quarters at East Northport and the ALP, assisted living operating expenses as a percentage of assisted living revenues would have been 65.7% and 64.6% for the three months ended March 31, 1997 and 1996, respectively.

General and Administrative Expense

General and administrative expense was $1.1 million for the three months ended March 31, 1997, compared to $520,000 for the three months ended March 31, 1996. As a percentage of total revenues, general and administrative expense was 14.7% and 12.7% for the three months ended March 31, 1997 and 1996, respectively. The increase is primarily the result of: (i) higher payroll and employee benefit costs in connection with a strategic decision by the Company to invest in its management and facility development capabilities in order to support future growth through development, acquisition and management of additional facilities.

Interest Income

Interest income was $193,000 for the three months ended March 31, 1997, compared to $45,000 for the three months ended March 31, 1996, an increase of 329%. The increase is attributable to interest earned on the investment of the proceeds from the Company's initial public offering.

Interest Expense

Interest expense was $1.8 million for the three months ended March 31, 1997, compared to $1.2 million for the three months ended March 31, 1996, an increase of 50.0%. The increase is attributable to: (i) the opening of Senior Quarters at East Northport on March 15, 1996; and (ii) the debt incurred to finance the acquisition of Town Gate East and Town Gate Manor on April 1, 1996.

Net Loss

Net loss was $708,000 for the three months ended March 31, 1997, compared to the proforma net loss of $235,000 for the three months ended March 31, 1996. The increase in net loss is primarily the result of operating losses at the East Northport ALP facility, incremental costs incurred during the implementation of ALP and, to a lesser extent, higher payroll and benefit costs in connection with the Company's expansion plans. Excluding Senior Quarters at East Northport and the incremental costs associated with the ALP, net loss would have been $131,000 and $205,000, on a proforma basis for the three months ended March 31, 1997 and 1996, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $238,000 for the three months ended March 31, 1997, compared to $2.4 million for the three months ended March 31, 1996. The decrease is primarily attributable to decreases in prepaid expenses and other current assets and increases in resident security deposits, deferred revenue and depreciation offset by the increase in net loss for the three months ended March 31, 1997 over the prior period.

Net cash used in investing activities was $24,000 for the three months ended March 31, 1997, compared to $1.9 million for the three months ended March 31, 1996. Substantially all of the cash used in investing activities for the three months ended March 31, 1997 was for the development of new facilities offset by the proceeds from the sale of minority interests. Net cash used in investing activities was funded primarily through long-term debt.

Net cash provided by financing activities was $716,000 for the three months ended March 31, 1997, compared to $2.7 million for the three months ended March 31, 1996. Net cash provided by financing activities primarily consists of the proceeds of long-term debt offset by principal repayments of long-term debt.

The Company currently has a $100 million acquisition, leasing and development credit facility (the "Facility") with a lending institution, providing temporary construction and permanent financing. The Company currently has drawn and committed $50 million, with an additional $50 million remaining for future financings under the Facility.

Indebtedness on two properties (Senior Quarters at Huntington Station and Senior Quarters at Stamford) having a combined outstanding balance of $15.3 million matures in February 1999, at which time all unpaid principal balances, if any, become due and payable. The lending arrangements also contain an equity participation feature payable at maturity in an amount which is the greater of
(a) $480,000 or (b) 25% of appraised market value over $17.5 million. The Company expects to refinance such debt with the existing lender or with another financing source.

The Company intends to finance its growth strategy for the next three to five years through a variety of sources, including the remaining proceeds of the Offering, bank and other financing, long-term operating leases with REITs, future debt or equity offerings, joint ventures and other sources. To a limited extent, the Company may also use other forms of financing such as taxable or tax-exempt long-term debt, including publicly issued debt. Because the Company intends to use such financing for its properties, the amount of its indebtedness will increase as the Company pursues its growth strategy. As a result of existing and future indebtedness, a substantial portion of the Company's cash flow will be devoted to debt service. Further, increases in interest rates could increase the Company's debt service obligations, and, alone or in combination with a contraction in the overall availability of credit, could make it more difficult for the Company to obtain future financing on commercially acceptable terms.

Note on Forward-Looking Statements

Certain information contained in this Form 10-Q are forward-looking statements. Events could affect the Company's actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Form 10-Q. Such events could include effect of economic and market conditions, the availability of financing, general real estate and construction risks, government regulation, competition and other business risks common to assisted living operations.

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

Item 2.  Changes in Securities
           Not applicable.

Item 3.  Defaults upon Senior Securities Not applicable
           Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
           Not applicable.

Item 5.  Other Information
           Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

                    There was no Form 8-K filed during the first quarter period ending March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KAPSON SENIOR QUARTERS CORP.


May 9, 1997                            /s/ Glenn  Kaplan
                                       ------------------------------------
                                           Glenn  Kaplan
                                           Chairman of the Board and
                                           Chief Executive Officer


May 9, 1997                            /s/ Raymond DioGuardi
                                       ------------------------------------
                                           Raymond DioGuardi
                                           Chief Financial Officer