Form 10-Q
period 1997-06-30
KAPSON SENIOR QUARTERS CORP
filed 1997-08-14
CIK 1016558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (No Fee Required)

    For the transition period from __________ to __________

                                   ----------

                           Commission File No. 0-28752

                          KAPSON SENIOR QUARTERS CORP.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                     11-3323503
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      242 Crossways Park West
        Woodbury, New York                                 11797
      -----------------------                       -------------------
(Address of principal executive offices)                 (Zip Code)

                                 (516) 921-8900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of July 31, 1997, there were 7,750,000 shares of the Registrant's Common Stock outstanding.

                          KAPSON SENIOR QUARTERS CORP.

                                      INDEX

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION

        Kapson Senior Quarters Corp. Consolidated Balance
          Sheets                                                            2

        Consolidated Statements of Operations of Kapson                     3
          Senior Quarters Corp. for the Three and Six Months
          Ended June 30, 1997 and the Combined Statements of
          Operations of the Kapson Group for the Three and Six Months Ended June 30, 1996

        Consolidated Statement of Cash Flows of Kapson                      4
          Senior Quarters Corp. for the Six Months Ended
          June 30, 1997 and the Combined Statement of Cash
          Flows of the Kapson Group for the Six Months
          Ended June 30, 1996

        Notes to Consolidated Financial Statements                          5-7

        Management's Discussion and Analysis of Financial                   8-14
          Condition and Results
          of Operations

PART II OTHER INFORMATION                                                   15

        Signatures                                                          17

                          KAPSON SENIOR QUARTERS CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                   June 30, 1997   December 31, 1996
                                                  --------------   -----------------
Current assets
  Cash and cash equivalents                        $   8,722,625     $ 16,053,307
  Accounts receivable                                    146,961           80,329
  Prepaid expenses and other current assets              919,683          574,733
  Deferred income taxes                                  503,000          503,000
                                                   -------------     ------------

     Total current assets                             10,292,269       17,211,369

Property and equipment, net                           64,042,112       58,377,735
Facility development costs                             5,919,872        1,190,727
Restricted cash                                        3,595,172        3,134,695
Deferred financing costs, net                          2,679,330        2,595,407
Intangibles, net                                       4,683,978        4,821,842
Investment in joint ventures                             396,191          551,829
Other assets                                          11,333,621        8,104,648
                                                   -------------     ------------

     Total assets                                  $ 102,942,545     $ 95,988,252
                                                   =============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt                $     964,013     $    943,658
  Accounts payable and accrued expenses                3,278,860        3,294,040
  Accrued interest                                       339,966             --
  Deferred revenue                                       604,844          519,168
                                                   -------------     ------------

     Total current liabilities                         5,187,683        4,756,866

Long-term debt                                        77,359,540       72,408,516
Loan payable                                             555,000          555,000
Resident security deposits                             2,379,697        1,725,192
Deferred income taxes                                  1,317,534        2,542,000
Deferred interest payable                                370,368          147,500
Construction retainage payable                           349,151          613,057
                                                   -------------     ------------

     Total liabilities                                87,518,973       82,748,131
                                                   -------------     ------------

Minority interest                                      4,969,164          948,925
                                                   -------------     ------------

Shareholders' equity
  Common stock; $.01 par value, 30,000,000 shares
  authorized, 7,750,000 issued and outstanding            77,500           77,500
Additional paid-in capital                            16,603,405       16,603,348
Accumulated deficit                                   (6,226,497)      (4,389,652)
                                                   -------------     ------------

     Total shareholders' equity                       10,454,408       12,291,196
                                                   -------------     ------------

     Total liabilities and shareholders' equity    $ 102,942,545     $ 95,988,252
                                                   =============     ============


      The accompanying notes are an integral part of these consolidated and combined financial statements.

      CONSOLIDATED STATEMENTS OF OPERATIONS OF KAPSON SENIOR QUARTERS CORP.
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997
          AND THE COMBINED STATEMENTS OF OPERATIONS OF THE KAPSON GROUP
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                --------------------------   --------------------------
                                                     1997          1996          1997           1996
                                                ------------   -----------   ------------   -----------
Revenues:
  Assisted living revenues                       $ 7,636,786   $ 5,656,277   $ 14,865,254   $ 9,528,925
  Management fees                                    353,074       207,010        645,577       432,135
  Other - affiliates                                    --          22,500           --          22,500
                                                 -----------   -----------   ------------   -----------

       Total revenues                              7,989,860     5,885,787     15,510,831     9,983,560
                                                 -----------   -----------   ------------   -----------

Operating expenses:
 Assisted living operating expenses                5,317,223     3,719,031     10,410,278     6,251,739
 Rent                                                384,375          --          768,750
 General and administrative                        1,417,272       701,206      2,401,385     1,221,137
 Depreciation and amortization                       712,109       591,607      1,386,273       966,213
                                                 -----------   -----------   ------------   -----------

       Total operating expenses                    7,830,979     5,011,844     14,966,686     8,439,089
                                                 -----------   -----------   ------------   -----------

Operating income                                     158,881       873,943        544,145     1,544,471

Equity in income (loss) from joint ventures         (149,536)       27,938       (155,638)       27,938
Interest income                                      213,151        59,264        406,477       104,061
Interest expense                                  (1,903,403)   (1,811,499)    (3,732,560)   (2,964,841)
Other income (expense), net                         (274,552)       (4,310)      (298,403)       (7,822)
                                                 -----------   -----------   ------------   -----------

Loss before minority interest                     (1,955,459)     (854,664)    (3,235,979)   (1,296,193)
  Minority interest in net loss of partnerships       74,628       320,195        174,568       370,696
                                                 -----------   -----------   ------------   -----------

Loss before provision for income taxes            (1,880,831)     (534,469)    (3,061,411)     (925,497)
  Benefit for income taxes                           752,332          --        1,224,564          --
                                                 -----------   -----------   ------------   -----------

Net loss                                         ($1,128,499)  ($  534,469)  ($ 1,836,847)  ($  925,497)
                                                 ===========   ===========   ============   ===========

Loss per share                                   ($     0.15)                ($      0.24)
                                                 ===========                 ============

Weighted average number
  of common shares outstanding                     7,750,000                    7,750,000
                                                 ===========                 ============

Unaudited pro forma data:

  Loss before provision for income taxes                       ($  534,469)                 ($  925,497)
  Benefit for income taxes                                         213,788                      370,199
                                                               -----------                  -----------
  Pro forma net loss
                                                               ($  320,681)                 ($  555,298)
                                                               ===========                  ===========

  Pro forma loss per share
                                                               ($     0.07)                 ($     0.12)
                                                               ===========                  ===========

  Pro forma weighted average number
     of common shares outstanding                                4,775,000                    4,775,000
                                                               ===========                  ===========


      The accompanying notes are an integral part of these consolidated and combined financial statements.

      CONSOLIDATED STATEMENT OF CASH FLOWS OF KAPSON SENIOR QUARTERS CORP.
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
          AND THE COMBINED STATEMENTS OF CASH FLOWS OF THE KAPSON GROUP
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

                                                           1997           1996
                                                           ----           ----
Cash flows from operating activities:
Net loss                                              ($ 1,836,847)  ($   925,496)
Adjustments to reconcile net loss to net
  cash (used in) provided by:
  Depreciation                                           1,195,034        911,703
  Amortization                                             322,494        218,131
  Deferred income taxes                                 (1,224,466)          --
  Minority interest in net loss of combined
   partnerships                                           (174,568)      (370,696)
  Equity in income (loss) from investment
   in joint ventures                                       155,638        (27,938)
Changes in other assets and liabilities,
  excluding the effect of acquired facilities
     Accounts receivable                                   (66,632)       (17,163)
     Prepaid expenses and other current assets            (337,371)        17,453
     Restricted cash - resident security deposits         (429,453)       (20,161)
     Other assets                                       (1,299,653)       (55,495)
     Accounts payable and accrued expenses                 (15,117)    (1,221,697)
     Accrued interest                                      339,966        (62,356)
     Resident security deposits payable                    654,505        295,045
     Deferred interest payable                             222,868         70,300
     Deferred revenue                                       85,676        110,971
                                                      ------------   ------------

       Net cash used in operating activities            (2,407,926)    (1,077,399)
                                                      ------------   ------------

Cash flows from investing activities:
Acquisition of facilities, (net of cash assumed
  of $0 and $518,000)                                   (3,880,000)    (9,856,250)
Increase (decrease) in restricted mortgage escrow
  funds                                                    (31,024)       228,666
Investment in joint venture                                   --         (475,000)
Purchases and development of property and equipment     (8,061,938)    (5,477,242)
Sale of minority interests in combined partnerships      1,200,000      1,200,000
Increase in contributed capital by minority partners     1,094,807           --
                                                      ------------   ------------

       Net cash used in investing activities            (9,678,155)   (14,379,826)
                                                      ------------   ------------

Cash flow from financing activities:
Proceeds from issuance of long-term debt                 5,387,220     15,120,073
Principal payment of long-term debt                       (415,841)      (445,260)
Deferred financing costs                                  (215,980)      (120,849)
Due (from) to affiliates                                      --         (404,336)
Distributions to shareholders and partners of the
  Predecessor                                                 --         (370,549)
                                                      ------------   ------------

       Net cash provided by financing activities         4,755,399     13,779,079
                                                      ------------   ------------

       Net decrease in cash and cash equivalents        (7,330,682)    (1,678,146)

Cash and cash equivalents, beginning of period          16,053,307      3,392,318
                                                      ------------   ------------

Cash and cash equivalents, end of period              $  8,722,625   $  1,714,172
                                                      ============   ============

Cash paid during the year for:
     Interest                                         $  3,246,572   $  2,647,067
                                                      ============   ============


      The accompanying notes are an integral part of these consolidated and combined financial statements.

                          KAPSON SENIOR QUARTERS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General

The accompanying unaudited interim financial statements of Kapson Senior Quarters Corp. (the "Company") and the Kapson Group (the "Predecessor") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results of operations for the entire year.

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

3. Acquisitions and Dispositions

In March 1997 the Company sold a 49.9% interest in its wholly-owned subsidiary Kapson Briarcliff Manor, LLC for $1.2 million.

In April 1997, the Company formed a joint venture in which it has a 51% equity interest and purchased a 90 unit facility in Albany, New York for $3.8 million in cash. The allocation of the purchase price of the net assets acquired is:

        Property and equipment                     $ 3,790,526
        Goodwill                                        50,000
        Other assets                                    42,174
        Other liabilities                               (2,700)
                                                   -----------
        Purchase Price                             $ 3,880,000
                                                   ===========

Proforma financial information is not presented due to immateriality.

Since April 1997, the Company has entered into a lease arrangement for approximately $1.1 million annually and a construction loan of $19.8 million for the development of a second facility.

4. Credit Facility

In June 1997, the Company entered into a $50 million Non-Revolving Credit Facility (the "Facility") with GMAC Commercial Mortgage Corporation to provide construction and acquisition financing collateralized by assisted living or independent living facilities. Amounts borrowed under the Facility will vary depending on the appraised value and purchase price for acquisition loans or the appraised value or construction costs for a construction loan. Interest rates will be based on the 30- day LIBOR Rate plus 2.45% to 3% depending on the type of loan and loan to value or cost percentages. Acquisition and construction loans are payable in full after three and five years, respectively.

5. Joint Venture Agreement

In March 1997, the Company announced the formation of a joint venture through which it intends to develop six assisted living facilities in North and South Carolina.

6. Subsequent Events

In July 1997, the Company sold 2,000,000 shares of its $2.00 Convertible Exchangeable Preferred Stock at a price of $25.00 per share in a Rule 144A Offering under the U.S. Securities Act of 1933, as amended (the "Preferred Offering"). The Company realized net proceeds from the Preferred Offering of approximately $47.4 million. Each share of Preferred Stock has a liquidation preference of $25, plus accrued and unpaid dividends. Dividends will be cumulative from the date of original issuance, and will be payable quarterly, in arrears commencing September 30, 1997, at an annual rate of $2.00 per share in cash.

The Preferred Stock is convertible at any time prior to redemption, at the option of the holder, into shares of the Company's Common Stock at a conversion rate equal to the liquidating preference divided by $12.98. The Preferred Stock is not redeemable prior to July 1, 2000. The Preferred Stock is exchangeable, in whole or in part, at the option of the Company on any dividend payment date beginning September 30, 1997 for the Company's 8% Convertible Subordinated Notes (the "Notes") at the rate of $1,000 principle amount of Notes for each 40 shares of Preferred Stock.

Neither the Convertible Exchangeable Preferred Stock, the Notes nor the Common Stock of the Company, issuable upon conversion, has been registered under the Securities Act of 1993, as amended, or any state securities laws. However, the Company has agreed, under certain circumstances, to file a Shelf Registration Statement relating to the Preferred Stock, the Notes issuable upon exchange of the Preferred Stock and the Common Stock issuable upon conversion of the Preferred Stock or the Notes as applicable within 90 days after the conclusion of the Preferred Offering, pursuant to a Registration Rights Agreement.

On August 12, 1997, the Company sold an additional 400,000 shares of Preferred Stock, representing the over allotment, at a purchase price of $9.6 million after deducting estimated expenses of $400,000.

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

In April 1997, due to excessive delays and higher than expected costs associated with the ALP, the Company was unable to implement the program at these two facilities and accordingly the Company has taken action to reduce the incremental operating costs associated with the program at both facilities and is returning their operations back to adult homes. Both facilities were originally conceived and constructed as adult homes and hold licenses as adult care facilities in New York. The Company has begun to accept private pay residents to fill rooms held vacant in anticipation of the ALP at its East Northport facility and has substantially concluded the transition at its Centereach facility, back to an adult home facility.

During the first and second quarters, losses incurred at the East Northport facility and other incremental operating expenses associated with the program resulted in higher than historical assisted living operating expenses as a percentage of assisted living revenues and increased the Company's net loss.

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.

Revenues

Assisted living revenues increased by $1.9 million, or 33% to $7.6 million for the three months ended June 30, 1997, compared to $5.7 million for the three months ended June 30, 1996. The increase is attributable to: (i) the rent-up of Senior Quarters at Chestnut Ridge which contributed revenue of $330,000 and (ii) leasing of Senior Quarters at Cranford which contributed $1.2 million. Excluding these facilities, assisted living revenues were $5.6 and $5.2 million for the three months ended June 30, 1997 and 1996, respectively. Management fee revenue increased by $146,000 or 70.5% to $353,000 for the three months ended June 30, 1997, compared to $207,000 for the three months ended June 30, 1996. The increase was primarily attributable to new management responsibility for five facilities, on varying dates, since June 1996.

Operating Expenses

Assisted living operating expenses increased by $1.6 million, or 43.2% to $5.3 million for the three months ended June 30, 1997, compared to $3.7 million for the three months ended June 30, 1996. As a percentage of assisted living revenues, assisted living operating expenses were 69.7% and 64.9% for the three months ended June 30, 1997 and 1996, respectively. The increase in assisted living operating expenses as a percentage of assisted living revenues is primarily attributable to the opening of Senior Quarters at East Northport and higher than expected costs associated with ALP. Excluding expenses attributable to Senior Quarters at East Northport and the ALP, assisted living operating expenses as a percentage of assisted living revenues would have been 62.9% and 62.0% for the three months ended June 30, 1997 and 1996, respectively.

General and Administrative Expense

General and administrative expense was $1.4 million for the three months ended June 30, 1997, compared to $701,000 for the three months ended June 30, 1996. As a percentage of total revenues, general and administrative expense was 17.5% and 11.9% for the three months ended June 30, 1997 and 1996, respectively. The increase is primarily the result of higher payroll and employee benefit costs in connection with a strategic decision by the Company to invest in its management and facility development capabilities in order to support future growth through development, acquisition and management of additional facilities.

Interest Income

Interest income increased by $154,000, or 261% to $213,000 for the three months ended June 30, 1997, compared to $59,000 for the three months ended June 30, 1996. The increase is attributable to interest earned on the investment of the proceeds from the Company's initial public offering.

Interest Expense

Interest expense increased by $100,000, or 5.6% to $1.9 million for the three months ended June 30, 1997, compared to $1.8 million for the three months ended June 30, 1996, primarily due to increased fees from equity participation features on existing debt.

Net Loss

Net loss was $1.1 million for the three months ended June 30, 1997, compared to a proforma net loss of $321,000 for the three months ended June 30, 1996. The increase in net loss is primarily the result of operating losses at the East Northport ALP facility, and, to a lesser extent, higher payroll and benefit costs in connection with the Company's expansion plans. Excluding Senior Quarters at East Northport, net loss would have been $552,000 and $189,000, on a proforma basis for the three months ended June 30, 1997 and 1996, respectively.

Results of Operations

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

Revenues

Assisted living revenues increased by $5.4 million, or 56.8% to $14.9 million for the six months ended June 30, 1997, compared to $9.5 million for the six months ended June 30, 1996. The increase is attributable to: (i) the rent-up of two new facilities, which opened on September 1, 1995 and March 15, 1996 and contributed combined revenues of $2.9 million; (ii) the acquisition of two facilities on April 1, 1996 which contributed combined revenues of $1.9 million and another facility in April 1997 which contributed $256,000; and (iii) leasing of a facility in October 1996 which contributed $2.5 million. Excluding the impact of these new facilities, assisted living revenues were $7.3 million and $6.9 million for the six months ended June 30, 1997 and 1996, respectively. Management fee revenue increased by $214,000 or 49.5% to $646,000 for the six months ended June 30, 1997 compared to $432,000 for the six months ended June 30, 1996. The increase was primarily attributable to six new facilities under management by the Company.

Operating Expenses

Assisted living operating expenses increased by $4.1 million, or 65.1% to $10.4 million for the six months ended June 30, 1997, compared to $6.3 million for the six months ended June 30, 1996. As a percentage of assisted living revenues, assisted living operating expenses were 69.8% and 66.3% for the six months ended June 30, 1997 and 1996, respectively. The increase in assisted living operating expenses as a percentage of assisted living revenues is primarily attributable to the opening of Senior Quarters at East Northport and higher than expected costs associated with ALP. Excluding expenses attributable to Senior Quarters at East Northport and the ALP, assisted living operating expenses as a percentage of assisted living revenues would have been 64.7% and 63.6% for the six months ended June 30, 1997 and 1996, respectively.

General and Administrative Expense

General and administrative expense increased by $1.2 million, or 100% to $2.4 million for the six months ended June 30, 1997 compared to $1.2 million for the six months ended June 30, 1996. As a percentage of total revenues, general and administrative expense was 15.4% and 12.0% for the six months ended June 30, 1997 and 1996, respectively. The increase is primarily the result of: (i) higher payroll and employee benefit costs in connection with a strategic decision by the Company to invest in its management and facility development capabilities in order to support future growth through development, acquisition and management of additional facilities.

Interest Income

Interest income increased by $302,000, or 290% to $406,000 for the six months ended June 30, 1997 compared to $104,000 for the six months ended June 30, 1996. The increase is attributable to interest earned on the investment of the proceeds from the Company's initial public offering.

Interest Expense

Interest expense increased by $700,000, or 23.3% to $3.7 million for the six months ended June 30, 1997 compared to $3.0 million for the six months ended June 30, 1996. The increase is attributable to interest on borrowings for the East Northport facility which opened on March 15, 1996 and debt incurred to finance the acquisition of Town Gate East and Town Gate Manor.

Net Loss

Net loss was $1.8 million for the six months ended June 30, 1997, compared to the proforma net loss of $555,000 for the six months ended June 30, 1996. The increase in net loss is primarily the result of operating losses at the East Northport ALP facility, incremental costs incurred during the implementation of ALP and, to a lesser extent, higher payroll and benefit costs in connection with the Company's expansion plans. Excluding Senior Quarters at East Northport and the incremental costs associated with the ALP, net loss would have been $795,000 and $394,000, on a proforma basis for the six months ended June 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $2.4 million for the six months ended June 30, 1997, compared to $1.1 million for the six months ended June 30, 1996. The increase is primarily attributable to increases in, other assets, deferred income taxes and an increase in net loss for the six months ended June 30, 1997 over the prior period, offset by increases in resident security deposits, accrued interest and depreciation.

Net cash used in investing activities was $9.7 million for the six months ended June 30, 1997, compared to $14.4 million for the six months ended June 30, 1996. Substantially all of the cash used in investing activities for the six months ended June 30, 1997 was for the development of new facilities offset by the proceeds from the sale of minority interests and an increase in contributed capital by minority partners. Net cash used in investing activities was funded primarily through long-term debt.

Net cash provided by financing activities was $4.8 million for the six months ended June 30, 1997, compared to $13.8 million for the six months ended June 30, 1996. Net cash provided by financing activities primarily consists of the proceeds of long-term debt offset by principal repayments of long-term debt.

In July 1997, the Company sold 2,000,000 shares of its $2.00 Convertible Exchangeable Preferred Stock at a price of $25.00 per share. The Company realized net proceeds from the Preferred Offering of approximately $47.4 million and intends to use such proceeds towards continued development and acquisitions of assisted living facilities. In addition, the Company also intends to use a portion of the proceeds to repay $15.2 million of mortgage indebtedness, with a weighted average interest rate of 10.25% maturing on February 28, 1999, and $1.6 million in equity participation amounts on the repaid indebtedness. The Company expects to record in the third quarter of 1997 an extraordinary loss on the early retirement of this debt approximating the unamortized portion of the equity participation amount. On August 12, 1997, the Company sold an additional 400,000 shares of Convertible Exchangeable Preferred Stock and realized net proceeds of $9.6 million.

In June 1997, the Company entered into a $50 million Non-Revolving Credit Facility with GMAC Commercial Mortgage Corporation to provide construction and acquisition financing collateralized by assisted living or independent living facilities. Amounts borrowed will vary depending on the value of the facility and will bear interest rates based on the 30-day LIBOR Rate plus 2.45% to 3%. The Credit Facility has a two year term with acquisition and construction loans payable in full after three and five years, respectively.

The Company currently has a $100 million acquisition, leasing and development credit facility (the "Facility") with a lending institution, providing temporary construction and permanent financing. The Company currently has drawn and committed $52.3 million, with an additional $47.7 million remaining for future financings under the Facility.

The Company intends to finance its growth strategy for the next three to five years through a variety of sources, including the remaining proceeds of the Offering and the Preferred Offering, bank and other financing, long-term operating leases with REITs, future debt or equity offerings, joint ventures and other sources. To a limited extent, the Company may also use other forms of financing such as taxable or tax-exempt long-term debt, including publicly issued debt.

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

Item 2.     Changes in Securities

            (a)-(c)

            On July 3, 1997, the Company issued 2,000,000 shares of its $2.00 Convertible Exchangeable Preferred Stock (the "Preferred Stock") at a purchase price of $25 per share of Preferred Stock, for an aggregate purchase price to investors of $50.0 million. The Preferred Stock was sold to Raymond James & Associates, Inc., Forum Capital Markets, L.P. and Wheat First Butcher Singer, as Initial Purchasers pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and was subsequently offered for sale by the Initial Purchasers to Qualified Institutional Buyers in reliance on the exemption from registration provided by Rule 144A, and to a limited number of Institutional Accredited Investors that executed and delivered a letter containing certain representations and agreements.

            On August 12, 1997, the Initial Purchasers exercised an overallotment option to purchase an additional 400,000 shares of Preferred Stock from the Company at an aggregate purchase price to investors of $10.0 million.

            Aggregate net proceeds to the Company from the sale of Preferred Stock were $57.0 million, after deducting aggregate discounts to Initial Purchasers of $2.4 million and offering expenses payable by the Company of $0.6 million.

            Dividends on the Preferred Stock are cumulative from the date of original issuance and are payable quarterly in arrears at an annual rate of $2.00 per share in cash. The Preferred Stock is convertible, at the option of the holder, into Common Stock of the Company as an initial conversion price of $12.98 per share of Common Stock, which under certain circumstances is subject to adjustment upon a Change in Control (as defined) of the Company. The Preferred Stock is exchangeable, at the option of the

            Company, on or after September 30, 1997, for 8% Convertible Subordinated Notes of the Company, which contain conversion and optional redemption terms that are substantially identical to those of the Preferred Stock. The Company may redeem the Preferred Stock, in whole or in part, at any time on or after July 1, 2000 at redemption prices commencing at $26.00 per share and declining thereafter.

            In connection with the issuance and sale of Preferred Stock, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations of $2.00 Convertible Exchangeable Preferred Stock (the "Certificate of Designations") which established the designations, powers, preferences and rights of the shares of such preferred stock, and the qualifications, limitations or restrictions thereof (in addition to the designations, powers, preferences and rights, and the qualifications, limitations or restrictions thereof, set forth in the Certificate of Incorporation which may be applicable to the Company's preferred stock). The Certificate of Designation provides that, with respect to payment of dividends, redemption payments and rights upon liquidation, dissolution or winding up of the affairs of the Company, the Preferred Stock shall rank senior and prior to the Common Stock, par value $.01 per share, of the Company (the "Common Stock"). The liquidation value of shares of the Preferred Stock, in case of the voluntary or involuntary liquidation, dissolution or winding up of the Company, shall be $25.00 per share, plus an amount equal to the dividends accrued and unpaid thereon, whether or not declared, to the payment date. If the assets of the Company are not sufficient to pay in full the liquidation value payable to the holders of shares of the Preferred Stock, then the entire assets and funds of the Company legally available for distribution shall be distributed among the holders of the Preferred Stock.

Item 3.     Defaults upon Senior Securities Not applicable
             Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
             Not applicable.

Item 5.     Other Information
             Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibit 27 - Financial Data Schedule

            (b)   Reports on Form 8-K

                        There was no Form 8-K filed during the second quarter period ending June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KAPSON SENIOR QUARTERS CORP.


August 13, 1997                                  /s/ Glenn Kaplan
                                          -----------------------------------
                                            Glenn  Kaplan
                                            Chairman of the Board and
                                            Chief Executive Officer


August 13, 1997                                  /s/ Raymond DioGuardi
                                          -----------------------------------
                                            Raymond DioGuardi
                                            Chief Financial Officer