Form 10-Q
period 1997-09-30
KAPSON SENIOR QUARTERS CORP
filed 1997-11-14
CIK 1016558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

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

   125 Froehlich Farm Blvd.
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

                               Yes |X|  No |_|

As of October 31, 1997, there were 7,750,000 shares of the Registrants Common Stock outstanding.

As of October 31, 1997, there were 2,400,000 shares of the Registrant's $2.00 Convertible Exchangeable Preferred Stock outstanding.

                          KAPSON SENIOR QUARTERS CORP.

                                      INDEX

                                                                     Page
                                                                     ----

PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements (unaudited)
          Kapson Senior Quarters Corp. Consolidated Balance
            Sheets as of September 30, 1997 and December 31, 1996      2

          Consolidated Statements of Operations of Kapson              3
            Senior Quarters Corp. for the Three and Nine
            Months Ended September 30, 1997 and the Combined
            Statements of Operations of the Kapson Group for the Three and Nine Months Ended September 30, 1996

          Consolidated Statement of Cash Flows of Kapson Senior        4
            Quarters Corp. for the Nine Months Ended
            September 30, 1997 and the Combined Statement of
            Cash Flows of the Kapson Group for the Nine Months
            Ended September 30, 1996

          Notes to Consolidated Financial Statements                   5-11

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         12-19

PART II OTHER INFORMATION                                              20

        Signatures                                                     23

                          KAPSON SENIOR QUARTERS CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                   September 30, 1997  December 31, 1996
                                                   ------------------  -----------------
Current assets
  Cash and cash equivalents                            $  28,571,990   $ 16,053,307
  Accounts receivable                                        344,415         80,329
  Prepaid expenses and other current assets                1,293,433        574,733
  Deferred income taxes                                      503,000        503,000
                                                       -------------   ------------

     Total current assets                                 30,712,838     17,211,369

Property and equipment, net                               92,247,311     58,377,735
Facility development costs                                13,321,604      1,190,727
Restricted cash                                            2,125,840      3,134,695
Deferred financing costs, net                              3,446,343      2,595,407
Intangibles, net                                           7,488,426      4,821,842
Investment in joint ventures                                 392,309        551,829
Other assets                                              15,068,957      8,104,648
                                                       -------------   ------------

     Total assets                                      $ 164,803,628   $ 95,988,252
                                                       =============   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt                    $     667,314   $    943,658
  Accounts payable and accrued expenses                    5,603,843      3,294,040
  Deferred revenue                                           575,880        519,168
                                                       -------------   ------------

     Total current liabilities                             6,847,037      4,756,866

Long-term debt                                            79,773,042     72,408,516
Loan payable                                                 555,000        555,000
Resident security deposits                                 2,459,705      1,725,192
Deferred income taxes                                        946,308      2,542,000
Deferred interest payable                                     38,423        147,500
Construction retainage payable                             1,074,588        613,057
                                                       -------------   ------------

     Total liabilities                                    91,694,103     82,748,131
                                                       -------------   ------------

Minority interest                                          7,311,307        948,925
                                                       -------------   ------------

Shareholders' equity
Preferred stock; $.01 par value, 2,600,000
   shares authorized 2,400,000 issued and outstanding         24,000             --
Common stock; $.01 par value, 30,000,000 shares
  authorized, 7,750,000 issued and outstanding                77,500         77,500
Additional paid-in capital                                72,479,906     16,603,348
Accumulated deficit                                       (6,783,188)    (4,389,652)
                                                       -------------   ------------

     Total shareholders' equity                           65,798,218     12,291,196
                                                       -------------   ------------

     Total liabilities and shareholders' equity        $ 164,803,628   $ 95,988,252
                                                       =============   ============

         The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

      CONSOLIDATED STATEMENTS OF OPERATIONS OF KAPSON SENIOR QUARTERS CORP.
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
          AND THE COMBINED STATEMENTS OF OPERATIONS OF THE KAPSON GROUP
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)

                                                      Three Months Ended September 30,  Nine Months Ended September 30,
                                                      --------------------------------  -------------------------------
                                                                1997          1996          1997           1996
                                                                ----          ----          ----           ----
Revenues:
  Assisted living revenues                                  $ 9,027,433   $ 5,763,819   $ 23,892,687   $ 15,292,744
  Management fees                                               771,582       354,181      1,417,159        786,316
                                                            -----------   -----------   ------------   ------------
       Total revenues                                         9,799,015     6,118,000     25,309,846     16,079,060
                                                            -----------   -----------   ------------   ------------
Operating expenses:
 Assisted living operating expenses                           6,071,331     3,913,036     16,481,609     10,164,775
 Rent                                                           470,437            --      1,239,187             --
 General and administrative                                   1,386,361     1,109,277      3,787,746      2,362,424
 Depreciation and amortization                                  737,313       689,012      2,123,586      1,600,715
                                                            -----------   -----------   ------------   ------------
       Total operating expenses                               8,665,442     5,711,325     23,632,128     14,127,914
                                                            -----------   -----------   ------------   ------------

Operating income                                              1,133,573       406,675      1,677,718      1,951,146
Equity in income (loss) from joint ventures                      (3,882)       38,172       (159,520)        66,110
Interest income                                                 870,401        24,025      1,276,878        128,086
Interest expense                                             (1,650,062)   (1,803,231)    (5,382,622)    (4,768,071)
Other income (expense), net                                    (104,588)       (4,744)      (402,991)       (12,566)
                                                            -----------   -----------   ------------   ------------
Income (loss)  before minority interest                         245,442    (1,339,103)    (2,990,537)    (2,635,295)
  Minority interest in net loss of partnerships                 121,095       501,998        295,663        872,694
                                                            -----------   -----------   ------------   ------------
Income (loss) before (provision) benefit for income taxes       366,537      (837,105)    (2,694,874)    (1,762,601)
  (Provision) Benefit for income taxes                         (146,615)           --      1,077,950             --
                                                            -----------   -----------   ------------   ------------
Income (loss) before extraordinary loss                         219,922      (837,105)    (1,616,924)    (1,762,601)
Extraordinary loss, net of tax benefit of $517,741             (776,612)           --       (776,612)            --
                                                            -----------   -----------   ------------   ------------
Net income (loss)                                          ($   556,690)  ($  837,105)  ($ 2,393,536)  ($ 1,762,601)
                                                                          ===========                  ============
Preferred dividend                                          $ 1,086,667                 $  1,086,667
                                                            -----------                 ------------
Net loss available to common shareholders                  ($ 1,643,357)                ($ 3,480,203)
                                                            ===========                 ============
Loss per common share:
Loss before extraordinary item                              ($     0.11)                ($      0.35)
Extraordinary loss                                          ($     0.10)                ($      0.10)
                                                            -----------                 ------------
Net loss                                                    ($     0.21)                ($      0.45)
                                                            ===========                 ============
Weighted average number of shares outstanding                 7,750,000                    7,750,000
                                                            ===========                 ============
Unaudited pro forma data:
  Loss before provision for income taxes                                  ($  837,105)                 ($ 1,762,601)
  Benefit for income taxes                                                    334,842                       705,040
                                                                          -----------                  ------------
  Pro forma net loss                                                      ($  502,263)                 ($ 1,057,561)
                                                                          ===========                  ============
  Pro forma loss per share                                                ($     0.11)                 ($      0.22)
                                                                          ===========                  ============
  Pro forma weighted average number
     of common shares outstanding                                           4,758,000                    4,758,000
                                                                          ===========                  ============

         The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

      CONSOLIDATED STATEMENT OF CASH FLOWS OF KAPSON SENIOR QUARTERS CORP.
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
          AND THE COMBINED STATEMENTS OF CASH FLOWS OF THE KAPSON GROUP
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)

                                                                                     1997           1996
                                                                                 ------------   ------------
Cash flows from operating activities:
Net loss                                                                         ($ 2,393,536)  ($ 1,762,601)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
  Depreciation                                                                      1,803,696      1,600,715
  Amortization                                                                        426,957        274,002
  Deferred income taxes                                                            (1,595,692)            --
  Minority interest in net loss of combined partnerships                             (295,663)      (872,694)
  Equity in income (loss) from investment in joint ventures                           159,520        (66,110)
Changes in other assets and liabilities, excluding the effect of acquire:d acquired facilities
     Accounts receivable                                                             (264,086)       (18,481)
     Prepaid expenses and other current assets                                       (699,445)       (75,146)
     Restricted cash - resident security deposits                                    (370,463)       475,030
     Other assets                                                                  (3,929,751)    (1,414,761)
     Accounts payable and accrued expenses                                          2,310,181         55,633
     Accrued interest                                                                      --       (258,680)
     Resident security deposits payable                                               734,513        344,951
     Deferred interest payable                                                       (109,077)            --
     Deferred revenue                                                                  56,712        156,856
     Deferred financing costs                                                        (991,178)      (471,857)
                                                                                 ------------   ------------

       Net cash used in operating activities                                       (5,157,312)    (2,033,143)
                                                                                 ------------   ------------

Cash flows from investing activities:
Acquisition of facilities, (net of cash assumed of $0 and $518,000)               (29,680,000)    (9,856,250)
Increase (decrease) in restricted mortgage escrow funds                             1,379,319       (638,778)
Investment in joint venture                                                                --       (475,000)
Purchases and development of property and equipment                               (20,652,092)    (8,137,516)
Sale of minority interests in combined partnerships                                 1,200,000      1,200,000
Increase in contributed capital by minority partners                                3,519,400             --
Loans to joint venture partners                                                    (1,079,372)            --
                                                                                 ------------   ------------

       Net cash used in investing activities                                      (45,312,745)   (17,907,544)
                                                                                 ------------   ------------

Cash flow from financing activities:
Proceeds from Preferred Stock Offering, net of offering costs                      56,987,225             --
Proceeds from issuance of long-term debt                                           22,797,192     19,282,227
Principal payment of long-term debt                                               (15,709,010)      (526,730)
Due (from) to affiliates                                                                   --     (3,375,450)
Contributions to capital                                                                   --      3,271,067
Distributions to shareholders and partners of the Predecessor                              --     (1,518,236)
Dividends paid                                                                     (1,086,667)            --
                                                                                 ------------   ------------

       Net cash provided by financing activities                                   62,988,740     17,132,878
                                                                                 ------------   ------------

       Net increase (decrease) in cash and cash equivalents                        12,518,683     (2,807,809)

Cash and cash equivalents, beginning of period                                     16,053,307      3,392,318
                                                                                 ------------   ------------

Cash and cash equivalents, end of period                                         $ 28,571,990   $    584,509
                                                                                 ============   ============

Cash paid during the year for:                                                   $  5,382,622   $  4,510,549
     Interest                                                                    ============   ============


See notes 6 and 7 for noncash investing and financing activities

         The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

                          KAPSON SENIOR QUARTERS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General

The accompanying unaudited interim financial statements of Kapson Senior Quarters Corp. (the "Company") and the Kapson Group (the "Predecessor") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations for the entire year.

2. Operations

  The Company

The Company is an owner, operator, lessee, manager and developer of assisted living facilities for senior citizens which was incorporated under the General Corporation Law of Delaware on September 7, 1996 by three individual equal owners (the "Kaplans"). The Company was formed in order to consolidate and expand the assisted living facility business of the Predecessor of which the Kaplans were owners. The Company had no operations prior to October 1, 1996.

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

  Impact of Recently Issued Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Management believes that this change will not have a significant impact on the Company's financial statements for the year ended December 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129"), which requires that descriptive information about securities be shown in the financial statements. SFAS No. 129 became effective for fiscal year 1997. Management believes that this change will not have any impact on the Company's disclosures in its financial statements for the year ending December 31, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal year 1998. Management is currently considering the impact on the Company's financial statements for the year ending December 31, 1997.

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131. "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. SFAS 131 becomes effective in fiscal year 1998. Management believes that this change will not have any impact on the Company's Financial Statements for the year ending December 31, 1997.

3. Preferred Stock

In July 1997, the Company sold 2,000,000 shares of its $2.00 Convertible Exchangeable Preferred Stock at a price of $25.00 per share in a Rule 144A Offering under the U.S. Securities Act of 1933, as amended (the "Preferred Offering"). The Company realized net proceeds from the Preferred Offering of approximately $47.4 million. Each share of Preferred Stock has a liquidation preference of $25, plus accrued and unpaid dividends. Dividends will be cumulative from the date of original issuance, and will be payable quarterly, in arrears commencing September 30, 1997, at an annual rate of $2.00 per share in cash. As of September 30, 1997, the company paid approximately $1.1 million in dividends.

                          KAPSON SENIOR QUARTERS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited) (Cont'd)

The Preferred Stock is convertible at any time prior to redemption, at the option of the holder, into shares of the Company's Common Stock at a conversion rate equal to the liquidation preference divided by $12.98. The Preferred Stock is not redeemable prior to July 1, 2000. The Preferred Stock is exchangeable, in whole or in part, at the option of the Company on any dividend payment date beginning September 30, 1997 for the Company's 8% Convertible Subordinated Notes (the "Notes") at the rate of $1,000 principle amount of Notes for each 40 shares of Preferred Stock. As of September 30, 1997 none of the Company's Preferred Stock had been exchanged.

Neither the Preferred Stock, the Notes nor the Common Stock of the Company issuable upon conversion, has been registered under the Securities Act of 1993, as amended, or any state securities laws. The Company expects to file a Shelf Registration Statement relating to the Preferred Stock, the Notes issuable upon exchange of the Preferred Stock and the Common Stock issuable upon conversion of the Preferred Stock or the Notes as applicable by December 15, 1997.

In August 1997, the Company sold an additional 400,000 shares of Preferred Stock, representing the over allotment, and realized net proceeds of approximately $9.6 million.

4. Shareholders' Equity

A summary of the changes in shareholders' equity for the nine months ended September 30, 1997 is as follows:

                               Preferred Stock           Common Stock
                             --------------------     -------------------      Paid In        Accumulated
                             Shares        Amount     Shares       Amount      Capital          Deficit         Total
                             ------        ------     ------       ------      -------          -------         -----
December 31, 1996                                    7,750,000     $77,500   $16,603,348    ($4,389,652)     $12,291,196
Issuance of Preferred Stock  2,400,000     $24,000                            56,963,225                      56,987,225
Dividends Paid                                                                (1,086,667)                     (1,086,667)
Net Loss                                                                                     (2,393,536)      (2,393,536)
                                                                                            -----------      -----------
September 30, 1997           2,400,000     $24,000   7,750,000     $77,500   $72,479,906    ($6,783,188)     $65,798,218
                             =========     =======   =========     =======   ===========    ===========      ===========

5. Loss Per Common Share

The computation of fully diluted loss per share for each of the periods was antidilutive; as such, no presentation of fully diluted loss per share has been included in the consolidated statements of operations. Loss attributable to common stock includes a deduction of preferred stock dividends declared and paid, which totaled approximately $1.1 million for the three and nine month periods ended September 30, 1997.

                          KAPSON SENIOR QUARTERS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited) (Cont'd)

6. Acquisitions and Dispositions

In March 1997 the Company sold a 49.9% interest in its wholly-owned subsidiary Kapson Briarcliff Manor, LLC for $1.2 million.

In July 1997, the Company leased a 107 unit assisted living facility located in Chestnut Hill, Pennsylvania through a lease financing transaction recorded as an operating lease. The initial term of the lease is for fifteen years with annual lease payments of approximately $1.1 million. The Company has an option to purchase the facility at fair market value at the end of the lease.

In April 1997, the Company formed a joint venture in which it has a 51% equity interest and purchased a 90 unit facility in Albany, New York for $3.8 million in cash.

In September 1997, the Company completed the acquisition of a 126 unit facility located in Lynbrook, New York for $25.8 million which was funded by a mortgage note of $10.4 million and $15.4 million in cash.

The proforma financial information set forth below is based upon the Consolidated Statements of Operations of the Company for the nine months ended September 30, 1997, adjusted to give effect to this transaction as of January 1, 1997.

The pro forma financial information for Lynbrook, New York is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred on January 1, 1997, nor does it purport to represent the results for future periods. This facility commenced operations on January 1, 1997 and, therefore, no pro forma information is presented for fiscal year ended December 31, 1996.

                                                            Nine months ended
                                                           September 30, 1997
                                                              (unaudited)
                                                           ------------------
Total Revenue                                                 $27,828,612
Loss before extraordinary loss                                 (1,579,740)
Net Loss                                                      $(2,356,352)
Loss before extraordinary loss per sh                         $     (0.20)
Net loss per share                                            $     (0.30)

These acquisitions have been accounted for as a purchase and accordingly, the assets and liabilities of the acquired facilities have been recorded at their estimated fair values at the dates of acquisition.

7. Joint Venture Agreements

Joint venture arrangements where the Company has an equity ownership greater than 50% have been consolidated because minority shareholders do not have participatory rights but protective rights.

In March 1997, the Company announced the formation of a joint venture through which it intends to develop six assisted living facilities in North and South Carolina. In October 1997, the Company and its joint venture partner obtained $7.0 million in financing with a bank and commenced construction on a 100 unit facility located in Lake Wylie, South Carolina. The Company has a 51% equity interest in this project. No amounts have been drawn to date.

In June and August 1997, the Company formed two joint ventures with a partner in which it has a 51% equity interest for purposes of constructing and operating a 142 unit facility in Kew Gardens, New York and a 205 unit facility in Riverdale, New York. During the third quarter of 1997, the Company and its partner obtained financing and commenced construction on these facilities. (See Note 6)

In September 1997, the Company entered into a joint venture agreement in which it owns a 50.1% equity interest in a parcel of land for purposes of constructing and operating a 100 unit assisted living facility in Stratford, Connecticut. Construction and financing of this project is expected in the fourth quarter of 1997.

In September 1997, the Company entered into a joint venture agreement in which it owns a 51% interest in a forty-five year operating lease to renovate an existing building for purposes of operating a 216 unit assisted living facility in New York City, New York. Annual lease payments are approximately $720,000. Construction and financing of this project is expected in the fourth quarter of 1997. The Company does not have a purchase option.

In October 1997, the Company and its 50% joint venture partner obtained construction financing up to $11.7 million with a bank and commenced construction on a 125 unit facility in Bethlehem, Pennsylvania.

8. Long-Term Debt

In June 1997, the Company entered into a $50 million Non-Revolving Credit Facility (the "Credit Facility") with GMAC Commercial Mortgage Corporation to provide construction and acquisition financing collateralized by assisted living or independent living facilities. Amounts borrowed under the Facility will vary depending on the appraised value and purchase price for acquisition loans or the appraised value or construction costs for a construction loan. Interest rates will be based on the

                          KAPSON SENIOR QUARTERS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited) (Cont'd)

30-day LIBOR Rate plus 2.45% to 3% depending on the type of loan and loan to value or cost percentages. Acquisition and construction loans are payable in full after three and five years, respectively. Amounts available under the Credit Facility are $39.2 million.

The Company obtained the following financing from a new lending institution for development projects during the nine months ended September 30, 1997:

                                     # of          Amount of            Loan Balance
    Acquisition          Date        Units         Financing             at 9/30/97                    Terms
    -----------          ----        -----         ---------            ------------                   -----
    Kew Gardens          6/97         142         $19,800,000            $2,741,866       Interest rate is LIBOR plus 2.3% with
                                                                                          interest only due for the initial 30 month
                                                                                          period and interest and principal due for
                                                                                          the 30 month extension.

     Riverdale           8/97         205          10,960,000             3,070,771       Interest rate is LIBOR plus 2.3% with
                                                  -----------            ----------       interest only due for the initial 24 month
                                                                                          period and interest and principal due for
                                                                                          the 36 month extension.

       Total                                      $30,760,000            $5,812,637
                                                  ===========            ==========

In addition, in September 1997 the Company acquired a 126 unit facility located in Lynbrook, New York and obtained a mortgage loan collateralized by the facility in the amount of $10.4 million with interest rate based on the 30 day LIBOR rate plus 2.3% due in monthly interest and principal installments until September 2002, the maturity date.

Amounts borrowed for construction under the Company's existing credit facility with Health Care REIT for its Briarcliff, New York and Albany, New York developments for the nine months ending September 30, 1997 was $6.2 million.

The Company borrowed an additional $323,000 for Senior Quarters at East
Northport.

In September 1997, the Company prepaid approximately $15 million in debt and $1.6 million in equity participation fees relating to mortgages loans on two facilities. The Company recorded an extraordinary loss on the early retirement of this debt of approximately $1.3 million before income taxes ($777,000 net of income tax benefit).

9. Subsequent Events

In October 1997, the Company announced it has entered into a definitive agreement with Prometheus Senior Quarters LLC ("Prometheus"), an affiliate of Lazard Freres Real Estate Investors LLC whereby Prometheus will acquire substantially all of the outstanding shares of the Company in a transaction valued at approximately $250 million, including the assumption of debt.

Under the terms of the Agreement, each share of the Company's common stock will be converted into the right to receive $16.00 in cash and each share of the Preferred Stock will be converted into the right to receive $30.82 in cash; provided, that each person who is a record holder of shares on the date of the Special Meeting of Stockholders may elect to retain up to 9.74026% of his Shares, which, with respect to each share of Common Stock so retained, will continue to represent one share of Common Stock of the Company and, with respect to each share of Preferred Stock so retained, will represent 1.92604 shares of Common Stock of the Company; provided, however, that the aggregate number of shares retained by holders of Common Stock may not be less than 693,750 ("Required Minimum"). If the holders of Common Stock elect in the aggregate to retain fewer than the Required Minimum, the number of shares of Common Stock required to be retained will be prorated among such holders. Three senior officers of the Company, have agreed collectively to retain 375,000 shares of the Required Minimum.

The acquisition is expected to be treated as a recapitalization for accounting purposes. The transaction is contingent upon certain regulatory approvals and a favorable vote by the Company's stockholders.

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

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

Revenues

Assisted living revenues increased by $3.3 million, or 56.6% to $9.0 million for the three months ended September 30, 1997, compared to $5.8 million for the three months ended September 30, 1996. The increase is attributable to: (i) the leasing of two facilities in October 1996 and July 1997 which contributed combined revenues of $2 million; (ii) the rent up of two new facilities, which opened in September 1995 and March 1996 and contributed combined revenues of $490,000; and (iii) the acquisition of a facility in April 1997 which contributed $346,000. Excluding these facilities, assisted living revenues were $5.1 and $4.6 million for the three months ended September 30, 1997 and 1996, respectively. Management fee revenue increased by $417,000 or 117.9% to $772,000 for the three months ended September 30, 1997, compared to $354,000 for the three months ended September 30, 1996. The increase was primarily attributable to new management and consulting revenues.

Operating Expenses

Assisted living operating expenses increased by $2.2 million, or 55.1% to $6.1 million for the three months ended September 30, 1997, compared to $3.9 million for the three months ended September 30, 1996. As a percentage of assisted living revenues, assisted living operating expenses were 67.3% and 69.9% for the three months ended September 30, 1997 and 1996, respectively. The decrease in assisted living operating expenses as a percentage of assisted living revenues is primarily attributable to increased revenues at certain existing facilities and improved occupancy levels at the Company's East Northport facility.

Rent Expense

Rent expense was $470,000 for the three months ended September 30, 1997 as a result of the leasing of two new facilities.

General and Administrative Expense

General and administrative expense was $1.4 million for the three months ended September 30, 1997, compared to $1.1 million for the three months ended September 30, 1996. As a percentage of total revenues, general and administrative expense was 14.1% and 18.1% for the three months ended September 30, 1997 and 1996, respectively. The decrease is primarily attributable to the acquisition of new facilities and management contracts without incremental increases in corporate overhead.

Interest Income

Interest income increased by $846,000 to $870,000 for the three months ended September 30, 1997, compared to $24,000 for the three months ended September 30, 1996. The increase is attributable to interest earned on the investment of the proceeds from the Company's initial public offering and the convertible preferred stock offering.

Interest Expense

Interest expense decreased by $153,000, or 8.5% to $1.7 million for the three months ended September 30, 1997, compared to $1.8 million for the three months ended September 30, 1996, primarily due to the payoff of two mortgages formerly held by General Electric Capital Corp.
("GECC").

Extraordinary Loss

Extraordinary loss for the three months ended September 30, 1997, was $1.3 million before income taxes ($777,000 net of income tax benefit), resulting from the payment of one time equity participation fees to GECC in connection with the prepayment of mortgage indebtedness.

Net Loss

Net loss was $557,000 for the three months ended September 30, 1997, compared to a proforma net loss of $502,000 for the three months ended September 30, 1996. The increase in net loss is primarily the result of the one time equity participation fee paid to GECC. Excluding the equity participation fee, the net income (loss) was $220,000 and $(502,000), on a proforma basis for the three months ended September 30, 1997 and 1996, respectively.

Results of Operations

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

Revenues

Assisted living revenues increased by $8.6 million, or 56.2% to $23.9 million for the nine months ended September 30, 1997, compared to $15.3 million for the nine months ended September 30, 1996. The increase is attributable to: (i) the leasing of two facilities October 1996 and July 1997, which contributed combined revenues of $4.5 million; (ii) the rent up of two new facilities which opened September 1995 and March 1996 and contributed combined revenues of $1.8 million;
(iii) the acquisition of a facility April 1997 which contributed $602,000; and
(iv) additional revenues of $223,000 generated from the home care program. Excluding the impact of these new facilities and program, assisted living revenues were $14.6 million and $12.5 million for the nine months ended September 30, 1997 and 1996, respectively. Management fee revenue increased by $631,000 or 80.2% to $1.4 million for the nine months ended September 30, 1997 compared to $786,000 for the nine months ended September 30, 1996. The increase was primarily attributable to new management and consulting revenue.

Operating Expenses

Assisted living operating expenses increased by $6.3 million, or 62.1% to $16.5 million for the nine months ended September 30, 1997, compared to $10.2 million for the nine months ended September 30, 1996. As a percentage of assisted living revenues, assisted living operating expenses were 68.9% and 66.5% for the nine months ended September 30, 1997 and 1996, respectively. The increase in assisted living operating expenses as a percentage of assisted living revenues is primarily attributable to the opening of Senior Quarters at East Northport and higher than expected costs associated with ALP for the first two quarters of 1997. Excluding expenses attributable to Senior Quarters at East Northport and the ALP, assisted living operating expenses as a percentage of assisted living revenues would have been 65.3% and 63% for the nine months ended September 30, 1997 and 1996, respectively.

Rent Expense

Rent expense was $1.2 million for the nine months ended September 30, 1997 as a result of the leasing of two new facilities.

General and Administrative Expense

General and administrative expense increased by $1.4 million, or 60% to $3.8 million for the nine months ended September 30, 1997 compared to $2.4 million for the nine months ended September 30, 1996. As a percentage of total revenues, general and administrative expense was 15.1% and 14.7% for the nine months ended September 30, 1997 and 1996, respectively. The increase is primarily the result of: (i) higher payroll and employee benefit costs in connection with a strategic decision by the Company to invest in its management and facility development capabilities in order to support future growth through development, acquisition and management of additional facilities.

Interest Income

Interest income increased by $1.1 million to $1.3 million for the nine months ended September 30, 1997 compared to $128,000 for the nine months ended September 30, 1996. The increase is attributable to interest earned on the investment of the proceeds from the Company's initial public offering and the proceeds from the convertible preferred stock offering.

Interest Expense

Interest expense increased by $615,000, or 12.9% to $5.4 million for the nine months ended September 30, 1997 compared to $4.8 million for the nine months ended September 30, 1996. The increase is attributable to the opening of three new facilities during 1996 resulting in nine months of interest expense in 1997.

Extraordinary Loss

Extraordinary loss for the nine months ended September 30, 1997, was $1.3 million before income taxes ($777,000 net of income tax benefit), resulting from the payment of one time equity participation fees to GECC in connection with the prepayment of mortgage indebtedness.

Net Loss

Net loss was $2.4 million for the nine months ended September 30, 1997, compared to the proforma net loss of $1.1 million for the nine months ended September 30, 1996. The increase net loss is primarily the result of the equity participation fee paid to GECC of $1.3 million, operating losses at the East Northport ALP facility and incremental costs incurred during the first two quarters of 1997 for the implementation of ALP and, to a lesser extent, higher payroll and benefit costs connection with the Company's expansion plans. Excluding the equity participation, Senior Quarters at East Northport and the incremental costs associated with the ALP during the first two quarters of 1997, net loss would have been $575,000 and $676,000, on a proforma basis for the nine months ended September 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $5.1 million for the nine months ended September 30, 1997, compared to $2.0 million for the nine months ended September 30, 1996. The increase is primarily attributable to increases in other assets, deferred income taxes and an increase in net loss for the nine months ended September 30, 1997 over the prior period, offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities was $45.3 million for the nine months ended September 30, 1997, compared to $18 million for the nine months ended September 30, 1996. Substantially all of the cash used in investing activities for the nine months ended September 30, 1997 was for the acquisition and development of new facilities, offset by the proceeds from the sale of minority interests and an increase in contributed capital by minority partners. Net cash used in investing activities was funded primarily through long-term debt and net proceeds from the Company's Preferred Stock offering.

Net cash provided by financing activities was $63.0 million for the nine months ended September 30, 1997, compared to $17.1 million for the nine months ended September 30, 1996. Net cash provided by financing activities primarily consists of the net proceeds of the Company's Preferred Stock Offering, and the proceeds of long term debt offset by principal repayments of long-term debt.

In July 1997, the Company sold 2,000,000 shares of its $2.00 Convertible Exchangeable Preferred Stock at a price of $25.00 per share and realized net proceeds of approximately $47.4 million. In August 1997, the Company sold an additional 400,000 shares of Convertible Exchangeable Preferred Stock and realized net proceeds of $9.6 million. The Company intends to use such proceeds towards continued development and acquisitions of assisted living facilities. In addition, the Company has used a portion of the proceeds to repay $15.2 million of mortgage indebtedness, with a weighted average interest rate of 10.25% maturing on February 28, 1999, and $1.6 million in equity participation amounts on the repaid indebtedness. The Company has recorded in the third quarter of 1997 an extraordinary loss on the early retirement of this debt of approximately $1.3 million before income taxes ($777,000 net of income tax benefit).

In September 1997, the Company entered into a $50 million Non-Revolving Credit Facility with GMAC Commercial Mortgage Corporation to provide construction and acquisition financing collateralized by assisted living or independent living facilities. Amounts borrowed will vary depending on the value of the facility and will bear interest rates based on the 30-day LIBOR Rate plus 2.45% to 3%. The Credit Facility has a two year term with acquisition and construction loans payable full after three and five years, respectively. The amount currently available under this facility is $39.2 million.

The Company leases two facilities under operating leases for periods ranging from 10 to 15 years with aggregate annual lease payments of approximately $2.7 million.

The Company currently has a $100 million acquisition, leasing and development credit facility (the "Facility") with a lending institution, providing temporary construction and permanent financing. The Company currently has drawn and committed $55.2 million, with an additional $44.8 million remaining for future financing under the Facility.

In October 1997, the Company announced it has entered into a definitive agreement with Prometheus Senior Quarters LLC ("Prometheus"), an affiliate of Lazard Freres Real Estate Investors LLC whereby Prometheus will acquire substantially all of the outstanding shares of the Company in a transaction valued at approximately $250 million, including the assumption of debt.

Under the terms of the Agreement, each share of the Company's common stock will be converted into the right to receive $16.00 in cash and each share of the Preferred Stock will be converted into the right to receive $30.82 in cash; provided, that each person who is a record holder of shares on the date of the Special Meeting of Stockholders may elect to retain up to 9.74026% of his Shares, which, with respect to each share of Common Stock so retained, will continue to represent one share of Common Stock of the Company and, with respect to each share of Preferred Stock so retained, will represent 1.92604 shares of Common Stock of the Company; provided, however, that the aggregate number of shares retained by holders of Common Stock may not be less than 693,750 ("Required Minimum"). If the holders of Common Stock elect in the aggregate to retain fewer than the Required Minimum, the number of shares of Common Stock required to be retained will be prorated among such holders. Three senior officers and directors of the Company, have agreed collectively to retain 375,000 shares of the Required Minimum. The Merger will be financed by an equity investment from Lazard Freres Real Estate Investors LLC of $89 million and the issuance of $109 million in debt at an expected interest rate of 10%.

After the Merger, the Company intends to finance its growth strategy through a variety of sources, including the remaining proceeds of the Preferred Offering, bank and other financing, long-term operating leases with Health Care REIT, future debt or equity offerings, joint ventures and other sources. To a limited extent, the Company may also use other forms of financing such as taxable or tax-exempt long-term debt, including publicly issued debt. The Company is currently negotiating with lending institutions for expanded or new credit facilities to fund acquisition and development activities.

Impact of Recently Issued Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Management believes that this change will not have any impact on the Company's financial statements for the year ended December 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129"), which requires that descriptive information about securities be shown in the financial statements. SFAS No. 129 became effective for fiscal year 1997. Management believes that this change will not have a significant impact on the Company's financial statements for the year ending December 31, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal year 1998. Management is currently considering the impact on the Company's disclosures in its financial statements for the year ending December 31, 1997.

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131. "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. SFAS 131 becomes effective in fiscal year 1998. Management believes that this change will not have any impact on the Company's Financial Statements for the year ending December 31, 1997.

Note on Forward-Looking Statements

Certain information contained this Form 10-Q are forward-looking statements. Events could affect the Company's actual results and could cause such results to differ materially from those expressed any forward-looking statements made by, or on behalf of, the Company this Form 10-Q. Such events could include effect of economic and market conditions, the availability of financing, general real estate and construction risks, government regulation, competition and other business risks common to assisted living operations.

                          KAPSON SENIOR QUARTERS CORP.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

            Litigation:

            There have been no material developments with respect to litigation that occurred during this reporting period.

Item 2. Changes in Securities

            (a)-(c)

            On July 3, 1997, the Company issued 2,000,000 shares of its $2.00 Convertible Exchangeable Preferred Stock (the "Preferred Stock") at a purchase price of $25 per share of Preferred Stock, for an aggregate purchase price to investors of $50.0 million. The Preferred Stock was sold to Raymond James & Associates, Inc., Forum Capital Markets, L.P. and Wheat First Butcher Singer, as Initial Purchasers pursuant to the exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and was subsequently offered for sale by the Initial Purchasers to Qualified Institutional Buyers reliance on the exemption from registration provided by Rule 144A, and to a limited number of Institutional Accredited Investors that executed and delivered a letter containing certain representations and agreements.

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

            Dividends on the Preferred Stock are cumulative from the date of original issuance and are payable quarterly arrears at an annual rate of $2.00 per share cash. The Preferred Stock is convertible, at the option of the holder, into Common Stock of the Company at an initial conversion price of $12.98 per share of Common Stock, which under certain circumstances is subject to adjustment upon a Change Control (as defined) of the Company. The Preferred Stock is exchangeable, at the option of the Company, on or after September 30, 1997, for 8% Convertible Subordinated Notes of the Company, which contain conversion and optional redemption terms that are substantially identical to those of the Preferred Stock. The Company may redeem the Preferred Stock, whole or part, at any time on or after July 1, 2000 at redemption prices commencing at $26.00 per share and declining thereafter.

            In connection with the issuance and sale of Preferred Stock, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations of $2.00 Convertible Exchangeable Preferred Stock (the "Certificate of Designations") which established the designations, powers, preferences and rights of the shares of such preferred stock, and the qualifications, limitations or restrictions thereof ( addition to the designations, powers, preferences and rights, and the qualifications, limitations or restrictions thereof, set forth the Certificate of Incorporation which may be applicable to the Company's preferred stock). The Certificate of Designation provides that, with respect to payment of dividends, redemption payments and rights upon liquidation, dissolution or winding up of the affairs of the Company, the Preferred Stock shall rank senior and prior to the Common Stock, par value $.01 per share, of the Company (the "Common Stock"). The liquidation value of shares of the Preferred Stock, case of the voluntary or involuntary liquidation, dissolution or winding up of the Company, shall be $25.00 per share, plus an amount equal to the dividends accrued and unpaid thereon, whether or not declared, to the payment date. If the assets of the Company are not sufficient to pay full the liquidation value payable to the holders of shares of the Preferred Stock, then the entire assets and funds of the Company legally available for distribution shall be distributed among the holders of the Preferred Stock.

Item 3. Defaults upon Senior Securities

            Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 5. Other Information

            On September 29, 1997, the Company's wholly owned subsidiary, Kapson Lynbrook Corp., acquired the assisted living facility (the "Facility") known as Senior Quarters at Lynbrook, located at 100 Peninsula Boulevard, Lynbrook, New York, from Pensun Associates. The Company's subsidiary Senior Quarters Management Corp. had been the manager of the facility pursuant to a management agreement with Pensun Associates. The purchase price was $25.8 million, comprised of $15.4 million in cash and assumption of a $10.4 million mortgage note on the Facility held by Fleet Bank, N.A. The mortgage note, payment of which has been guaranteed by the Company, bears interest at a variable rate, and matures on October 1, 2002. The Facility, which contains 126 units and has a capacity for 200 residents, opened in January 1997 and had an occupancy level of 87% occupancy on the date of acquisition.

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibit 27 - Financial Data Schedule

            (b) Reports on Form 8-K

                      Form 8-K, Item 2, filed July 3, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                KAPSON SENIOR QUARTERS CORP.



November 14, 1997                                      /s/ Glenn Kaplan
                                                  ------------------------------
                                                     Glenn Kaplan
                                                     Chairman of the Board and
                                                     Chief Executive Officer




November 14, 1997                                      /s/ Raymond DioGuardi
                                                  ------------------------------
                                                      Raymond DioGuardi
                                                      Chief Financial Officer