Form 10-K
period 1997-12-31
KAPSON SENIOR QUARTERS CORP
filed 1998-03-31
CIK 1016558

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the fiscal year ended December 31, 1997
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from ___________ to ___________

                           Commission File No. 0-28752

                          KAPSON SENIOR QUARTERS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              11-3323503
     -------------------------------       --------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification)
      incorporation or organization)

      125 Froehlich Farm Boulevard
            Woodbury, New York                          11797
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

                                 (516) 921-8900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |_|    No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

Aggregate market value of voting stock held by non-affiliates of registrant as of March 1, 1998: $51,004,062.50

Number of shares of Common Stock outstanding as of March 1, 1998: 7,750,000

Number of shares of Preferred Stock outstanding as of March 1, 1998: 2,400,000

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                          KAPSON SENIOR QUARTERS CORP.
                           ANNUAL REPORT ON FORM 10-K
              ----------------------------------------------------

                                TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----

Part I

         1.  Business .........................................................4
         2.  Properties.......................................................15
         3.  Legal Proceedings................................................16
         4.  Submission of Matters to a Vote of
               Security Holders...............................................16

Part II

         5.  Market for Registrant's Common Equity
               and Related Stockholder Matters................................17
         6.  Selected Consolidated Financial Data.............................17
         7.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations..............20
         8.  Financial Statements and Supplementary Data......................28
         9.  Changes in and Disagreements with
               Accountants on Accounting and Financial Disclosure.............28

Part III

         10. Directors and Executive Officers of the
               Registrant.....................................................28
         11. Executive Compensation...........................................32
         12. Security Ownership of Certain Beneficial
               Owners and Management..........................................39
         13. Certain Relationships and Related
               Transactions...................................................41

Part IV

         14. Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K............................................46

Signatures....................................................................50

Exhibit Index.................................................................51

                                     PART I

ITEM 1. BUSINESS.

Recent Developments

         On March 2, 1998, Prometheus Acquisition Corp., a Delaware corporation (the "Offeror"), a wholly owned subsidiary of Prometheus Senior Quarters, LLC, a Delaware limited liability company ("Parent"), and an affiliate of Lazard Freres Real Estate Investors, L.L.C., a Delaware limited liability company ("LFREI"), commenced a tender offer, disclosed in a Tender Offer Statement on Schedule 14D-1, dated March 2, 1998 (the "Schedule 14D-1"), to purchase all of the outstanding shares of common stock, par value $.01 per share (the "Common Stock"), of Kapson Senior Quarters Corp. (the "Company") at a price of $14.50 per share, net to the seller in cash, without interest (the "Common Stock Offer Price"), and all of the outstanding shares of $2.00 Convertible Exchangeable Preferred Stock, par value $.01 per share (the "Preferred Stock" and, together with the Common Stock, the "Shares"), of the Company at a price of $27.93 per share, net to the seller in cash, without interest (the "Preferred Stock Offer Price"), upon the terms and subject to the conditions set forth in the Offeror's Offer to Purchase, dated March 2, 1998 (the "Offer to Purchase"), and the related Letter of Transmittal (which, together with the Offer to Purchase, constitute the "Offer"). The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn prior to the expiration date of the Offer that number of shares of Common Stock representing at least a majority of the outstanding shares of Common Stock on a fully diluted basis, and for the purpose of the satisfaction of such condition, the tender of each share of Preferred Stock will be deemed to be the tender of 1.92604 shares of Common Stock.

         The Offer is being made pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 23, 1998 (the "Merger Agreement"), among the Company, Parent and the Offeror, pursuant to which, following the consummation of the Offer and the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the General Corporation Law of the State of Delaware (the "DGCL"), the Offeror will be merged with and into the Company (the "Merger" and, together with the Offer, the "Transaction"), the separate corporate existence of the Offeror will cease and the Company will continue as the surviving corporation following the Merger (the "Surviving Corporation"). At the effective time of the Merger (the "Effective Time"), each outstanding Share (other than Shares held in the treasury of the Company, Shares owned by any subsidiary of the Company, Shares owned by the Offeror or Parent or Shares with respect to which appraisal rights are properly exercised under the
DGCL) will be converted into and represent the right to receive, in the case of the Common Stock, the Common Stock Offer Price, and in the case of the Preferred Stock, the Preferred Stock Offer Price, in each case in cash without interest.

         In connection with the execution of the Merger Agreement, Parent entered into a Second Amended and Restated Stockholders Agreement, dated as of February 23, 1998 (the "Stockholder Agreement"), with Glenn Kaplan, Wayne L. Kaplan and Evan A. Kaplan (the "Kaplans"), directors and executive officers of the Company who collectively beneficially own approximately 54% of the outstanding Common Stock, who agreed, among other things, to tender all shares of Common Stock beneficially owned by them in the Offer and to grant Parent an irrevocable option, subject to the terms and conditions of the Stockholder Agreement, to purchase these shares of Common Stock at the Common Stock Offer Price.

         The Transaction represents the restructuring of an earlier agreement among the parties relating to the acquisition of the Company.

General

         Kapson Senior Quarters Corp. is a leading provider of assisted living services in the northeastern region of the United States, and has owned, managed and/or operated assisted living facilities since 1972. Assisted living facilities provide a residential alternative for elderly senior citizens who need or desire assistance with their activities of daily living and certain home health care services in a non-institutional environment. The Company's facilities are designed to provide premium accommodations and a comprehensive, bundled package of standard services for a single monthly fee.

         The Company, directly or through controlled subsidiaries, owns (in whole or in part), manages and/or operates 23 assisted living facilities with an aggregate of 2,521 units located in New York, New Jersey, Connecticut, Pennsylvania and California. In addition, the Company currently has under construction or pre-construction development a total of 27 assisted living facilities with an expected aggregate of 3,208 units in its current markets as well as in North Carolina, South Carolina and Virginia. The Company's fully-stabilized facilities (i.e., facilities that have been in operation for at least twelve months) have operated at an average occupancy rate of 97% for the past five calendar years.

         The Company completed its initial public offering (the "Initial Public Offering") of 3,550,000 shares of Common Stock in October 1996. Subsequent thereto, the Company significantly expanded its business and entered into a number of negotiations relating to the acquisition and development of additional assisted living facilities. These negotiations led to: the Company's purchase of the 50% interest in Senior Quarters at East Northport not previously owned by the Company; long-term operating leases of Senior Quarters at Cranford and Senior Quarters at Chestnut Hill; a joint venture to develop six assisted living facilities over an 18-month period in North Carolina and South Carolina; the purchase of a 51% interest in a 90-unit senior residence in Albany, New York; assumption of the management of a 186-unit facility in Liverpool, New York; a joint venture agreement to construct a 48-unit adjacent residence for an Extended Care Program; and the purchase in September 1997 of a 126-unit facility in Lynbrook, New York that the Company had previously managed. In addition, the Company increased its facilities under development to over 30 sites.

         The Company's operating philosophy is to provide services and care which meet the individual needs of its residents, and to enhance their physical and mental well-being, thereby allowing them to live longer and to "age in place." These facilities offer, on a 24-hour basis, personal, supportive and home health care services appropriate for their residents in a home-like setting, which allow residents to maintain their independence and quality of life. Furthermore, many of the Company's facilities, through its Extended Care Program, also offer additional specialized care and services to residents in the beginning stages of Alzheimer's disease, dementia and other cognitive impairments. At December 31, 1997, the average monthly fee for standard services at the Company's facilities was approximately $2,700 per unit. The average age of residents at the Company's facilities is approximately 85, and the average length of stay is 24 months.

         The Company's primary focus is the northeastern United States, where it intends to maintain its position as a leading assisted living provider. The Company also will seek to develop or acquire facilities in other areas of the United States in which it believes it will be able to create a sizable presence. The Company believes that by concentrating or "clustering" its facilities in target areas with desirable demographics, it can increase the efficiency of its management resources and achieve broad economies of scale.

         The Kaplan family has an extensive background in real estate and assisted living. In 1932, the grandfather of the Kaplans founded a family-owned commercial real estate enterprise and made a number of subsequent investments in hotel and hospitality properties. This enterprise opened its first assisted living facility in 1972 and a second assisted living facility was opened two years later. Thereafter, the assisted living facilities were expanded, a third facility was opened and land for future projects was purchased. In 1985, The Kapson Group, a New York general partnership among the Kaplans and the predecessor of the Company, acquired one of these assisted living facilities. Since that time, The Kapson Group has focused strictly on its assisted living business and built an executive management team with experience and expertise in the financing, acquisition, development, management and operation of assisted living facilities.

         Although the Company has an ownership interest in most of its facilities, in order to comply with applicable New York law and regulations prohibiting the operation of adult-care facilities by a publicly traded corporation, most of the Company's licensed New York facilities are operated by the Kaplans individually or as a partnership. The licensed operators have site control over most of the Company's New York facilities, and have personal liability for operating these facilities. With respect to such facilities, the Kaplans have engaged a wholly owned subsidiary of the Company to manage the day-to-day operations of the facilities.

         The Company was incorporated in Delaware on June 7, 1996 in order to consolidate and expand the assisted living business of The Kapson Group, which was effected at the time of the Initial Public Offering.

The Assisted Living Industry

         The long-term care industry encompasses a wide continuum of services and residential arrangements for elderly senior citizens. Skilled nursing facilities provide the highest level of care and are designed for elderly senior citizens who need chronic nursing and medical attention and are not able to live on their own. Further, skilled nursing facilities tend to be one of the most expensive alternatives while providing elderly senior citizens with limited independence and a diminished quality of life. On the other end of the continuum is home-based care, which typically is provided in an individual's private residence. While this alternative allows the elderly individual to "age in place" in his or her home and, in certain instances, can provide most of the services available at a skilled nursing facility, it does not foster any sense of community or the ability to participate in group activities.

         Assisted living facilities generally are designed to fill the gap in the middle of this continuum. Assisted living facilities have been described by the Assisted Living Federation of America ("ALFA") as providing a special combination of housing and personal, supportive and home health care services designed to respond to the individual needs of those who need or desire help with their activities of daily living, including personal care and household management. According to ALFA, residents of assisted living facilities are generally in their eighties. Services in an assisted living facility are generally available 24 hours a day to meet the scheduled and unscheduled needs of residents, thereby promoting maximum dignity and independence.

         The assisted living industry is highly fragmented, with only approximately 5% of the industry's beds represented by the top 30 industry participants based on 1995 studies. However, the Company believes that substantial industry consolidation is underway. At present, the industry is characterized by participants who operate only a limited number of facilities and who frequently can offer only basic assistance with a limited number of activities of daily living. The Company believes that it is characterized by the following: (i) the ability to offer premium accommodations and a comprehensive bundle of standard services for a single inclusive monthly fee; (ii) sophisticated, professional management structures and highly trained employees;
(iii) a cost-efficient, user-specific prototype facility; (iv) experience in providing home health care services; and (v) the proven ability to operate in a highly regulated environment such as that in the State of New York.

The Company's Assisted Living Services

         The Company's facilities provide services and care which are designed to meet the individual needs of its residents, enhance their physical and mental well-being and promote a supportive, independent and home-like setting. Most of the Company's facilities are primarily designed as premium facilities at which residents receive a comprehensive, bundled package of standard services for a single monthly fee.

         Tailored Care Plan. A primary element of the Company's strategy is the concept of "tailored" care to meet each resident's specific needs. The customizing of services to meet a resident's needs commences with the admissions process, during which the resident, his or her family and physician and the facility's medical director and management staff discuss the resident's needs and develop a plan for his or her care. If recommended by the resident's physician, additional home health care or medical services may be provided at the facility by a home health care services agency. The care plan is reviewed and modified on a regular basis.

         Extended Care Program. The Company is implementing its Extended Care Program at substantially all of its new facilities and is near completion of the construction of special wings at two of its existing facilities, which will add a total of 90 units dedicated to participants in the program. The program is designed to accept residents in the beginning stages of Alzheimer's disease, dementia and other cognitive impairments and to enhance their opportunity to "age in place." This program, which is provided at an additional cost, includes special services such as: personal care aides specifically trained to help seniors with declining cognitive functioning; separate activity areas; special activities for cognitive and behavioral problems, including ones that encourage artistic outlets for creative expression; additional assistance with bathing, personal hygiene and dressing; a high staff-to-resident ratio; either a separate dining room or separate dining times; and special living arrangements. The Company intends to continue to expand its Extended Care Program to many of its other current facilities and to offer the program at all new facilities. Currently, the Company has implemented its Extended Care Program at the following facilities: Senior Quarters at Centereach I, Senior Quarters at Cranford, Chestnut Hill Residence, Senior Quarters at East Northport, Senior Quarters at Albany Shaker, Senior Quarters at Briarcliff Manor, Senior Quarters at Montville, Senior Quarters at Jamesburg and Senior Quarters at Glen Riddle.

         Service and Care Package. The Company's facilities typically charge a single monthly fee which includes a large package of services and amenities. The Company believes that this fee is larger than that of typical providers of assisted living services and that such a fee is viable because: (i) the Company's facilities are designed as premium facilities; (ii) the Company's basic package includes services that typical assisted living providers charge for on an "as-needed" basis; (iii) the overall quality of its services is high;

and (iv) the long tenure of its staff which, because of its low turnover, becomes well known and trusted by the facility's residents and their families. At December 31, 1997, the average monthly fee for standard services at the Company's facilities was approximately $2,700 per unit. Among other things, the Company believes that this fee structure distinguishes the Company from other assisted living providers, enhances the home-like environment of its facilities and makes it easier for the Company to predict operating expenses at any given facility and, therefore, increases profitability at its facilities.

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

         Facility. The operational staff at each of the Company's assisted living facilities generally consists of an administrator, who has overall responsibility for the operation of the facility (subject, however, to the control of the licensed operator, where applicable), a wellness director, a recreation director, a case manager or social worker and an assistant administrator. At least one personal care aide is on duty 24 hours per day to respond to emergencies, and scheduled 24-hour assisted living services are available to residents. Each facility has a kitchen staff, a housekeeping staff and a maintenance staff. The Company's assisted living facilities have on average 70 to 80 full-time or part-time employees depending on the size of the facility and the extent of assisted living services provided in that facility.

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

         Employees. The Company emphasizes maximizing each employee's potential through support and training. The Company experiences low turnover in the staff at both its central office and its facilities and, consequently, it is able to promote from within. Management personnel are trained in the areas of supervision and management skills. At the facility level, key personnel such as administrators will generally have received approximately eight months training at the Company's central office and one of the Company's facilities prior to the opening of the facility. Other key personnel, such as medical directors, case managers or recreational directors will generally have received approximately four months training at one of the Company's facilities prior to assuming duties at a new facility. In addition, the administrators of each facility conduct monthly in-service training sessions relating to various practical areas of care-giving at the facility. These monthly training sessions cover policies and procedures of all facets of facility operations, including special areas such as state and social service regulations, quality assurance, fire, safety disaster procedures and resident care. In addition, hourly employees are trained in the Company's philosophy of assisted living, motivational sessions and practical how-to areas of dealing with residents. The Company believes that the long tenure of its operational staff is due to the advancement opportunities that arise out of the Company's rapid growth.

         Transition Team. In order to manage its growth more effectively, the Company dispatches a transition team to each new facility that offers its permanent staff back-up assistance and technical and other advice with respect to all aspects of the operation of the new facility, such as budgets, policies, procedures and systems, activities for the elderly, administration and provision of specific assisted living services, food service, wellness monitoring, maintenance and other operational areas. Depending on the size and nature of the new facility, a transition team generally consists of two to eight persons who are department heads of other facilities. The team is typically on site prior to and through the new facility's opening date and remains there for a week at a time during the new facility's first two months of operation.

         Quality Control. The Company ensures the quality of its services through frequent, thorough reviews. The administrator of each facility conducts a "walk-through" inspection every day and the department heads hold frequent staff meetings to discuss issues concerning the operation of the facility. The Vice President of Operations conducts a regular site review on an unannounced basis. The Company also uses outside inspectors to examine the facility from the viewpoint of the family member of a prospective resident and to report their impressions to Company management.

Growth Strategy

         The Company's growth strategy for the next three to five years will focus on (i) the development of new assisted living facilities; (ii) the acquisition and conversion of existing facilities; (iii) the expansion of its ancillary services, including home health care services and its Extended Care Program; and (iv) maintaining its focus on cost-efficient facilities management. The Company's primary focus is the northeastern United States where it intends to maintain its position as a leading assisted living provider. The Company also will seek to develop or acquire facilities in other areas of the United States in which it believes it will be able to create a sizable presence. The Company believes that by concentrating or "clustering" its facilities in target areas with desirable demographics, it can increase the efficiency of its management resources and achieve broad economies of scale.

         The Company will seek to realize future growth primarily through the construction of new facilities and through the acquisition of other assisted living providers and existing facilities. The Company intends to pursue the conversion of buildings employed for other uses on a selective basis, thereby increasing its universe of potential development activities. Additionally, the Company will selectively enter into management contracts to manage facilities.

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

         The Kaplans own and operate a New York licensed home care services agency, which offers home care services in some of the Company's New York facilities. It is intended that the ownership and responsibility for the operation of the home care agency shall be transferred to the Company. The Company intends to provide such services through the Kaplans' agency in all of its New York facilities until such time as the Company receives regulatory approval to own and operate the home care agency. In addition, the Company intends to offer its Extended Care Program to residents suffering from cognitive impairments at many of its existing facilities and all of its new facilities. The Company believes not only that these ancillary services will enable the Company to attract additional residents and enable residents to stay at the Company's assisted living facilities longer, but also that its provision of such services will increase as its growth strategy is implemented.

         The Company's growth strategy also emphasizes continued cost-efficient management at its assisted living facilities. This includes the use of the Company's new facility prototype, the balancing of increases in costs with increases in assisted living fees and the maximization of occupancy rates. In addition, due to its size and number of facilities, the Company is able to take advantage of volume purchases of supplies from vendors with whom it has an established relationship, thereby reducing operating expenses. The Company maintains an aggressive facility maintenance program which helps not only to attract and retain residents but also to avoid costly replacements and repairs.

Development of New Facilities

         Prototype Facility. Through its quarter of a century of industry experience, the Company has developed a prototype facility floor plan with more efficient and flexible multi-purpose common areas and residential unit layout. The design of this prototype has enabled the Company to reduce the square footage required by 25% without adversely impacting the quality of its services and facilities. The prototype facility contains 125 units with a capacity for up to 200 residents, includes studios, one-bedroom and two-bedroom units and spans 82,000 square feet.

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

Development Status

         Development Status. The Company currently has a total of 27 assisted living facilities under construction or pre-construction development. The pre-construction period, which involves zoning, site assessment and financing, typically takes between six and twelve months, while the actual construction of facilities on average requires twelve months. The Company is also in the preliminary stage of discussions to develop an additional ten facilities or sites. In considering a prospective site for development, the Company generally considers such factors as a potential market's demographics, the number of existing long-term care facilities (including those owned or managed by the Company) in the area and the income level of the target population. Preliminary development activities include due diligence activities (including the evaluation of environmental and geo-technical matters), the preparation of architectural and engineering plans and the negotiation of definitive agreements regarding the acquisition of the site and the financing of the development. There can be no assurance that the Company will ultimately be able to or elect to acquire and develop any of these sites.

Acquisition and Conversion of Facilities

         Acquisition Criteria. Driven by the assisted living industry's current fragmentation and ongoing consolidation, the Company believes that there are a large number of acquisition opportunities available. Through its extensive experience in the assisted living industry and its development and acquisition team, the Company continually seeks to acquire other assisted living facilities inside and outside of its targeted markets. In evaluating potential acquisitions, the Company reviews and considers: (i) locations; (ii) its ability to cluster with existing facilities; (iii) the demographics of the area; (iv) the current and projected revenues and cash flows of the facilities; and (v) the Company's ability to increase bottom-line profitability through enhanced services (including home health care), operational efficiencies and capital improvements.

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

         Conversions of Existing Facilities Used for Other Purposes. The Company has extensive experience with the conversion of existing buildings into assisted living facilities, which it believes expands its universe of potential development opportunities. In certain instances, the conversion of an existing facility may have compelling economic advantages compared to the development of a new facility, including: (i) lower total development costs; (ii) less time required for preparation of the facility; and (iii) an expedited zoning permit process. While the Company believes that the majority of the facilities it develops in the future will be newly constructed, the Company also believes that its extensive experience with conversions enlarges its universe of potential development projects and will enable it to take advantage of economically lucrative conversion opportunities that arise.

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

Government Regulation

         The Company's facilities are and will continue to be subject to certain federal, state and local regulations and licensing requirements. In addition, the facilities are also subject to various local building codes and ordinances. These requirements vary from state to state and are monitored to varying degrees by state agencies. Specific categories and names of licensed facilities also vary from state to state. The states in which the Company currently does business require that most types of assisted living facilities and all home health care services agencies be licensed.

         Reimbursement. Assisted living residents or their families generally pay the cost of their care from their own financial resources. Occasionally, private long-term care insurance may provide funds for assisted living services. The purchase of private long-term care insurance appears to be increasing dramatically as more varieties of insurance have become available. Government payments for assisted living facilities have been limited.

         New York. The State of New York has a variety of levels of senior housing ranging from those for residents requiring limited or no services to those aimed at residents whose health needs are substantial. Certain of the lower levels, such as independent living facilities, are subject to little or no regulation as residential facilities. The Company owns and/or manages four facilities that are in whole or in part independent living facilities. However, residential facilities in which personal care and other services are provided are licensed and regulated by New York State's Department of Social Services. The Company's current New York licensed facilities consist of Adult Homes and Enriched Housing Programs. The license application process for licensed facilities, which includes an assessment of public need, is complex and may take one year or more.

         Current New York law and regulations prohibit a publicly traded corporation from operating an adult care licensed facility. Natural persons, individually or in partnership, and privately-held corporations may operate Adult Homes and Enriched Housing Programs. The licensed operator(s) of an Adult Home or an Enriched Housing Program may enter into management contracts which provide that the licensed operator(s) will maintain ultimate responsibility and liability for the licensed entity and the power to discharge persons working at the licensed facility. Any change in the operator of any type of licensed facility requires prior notification and approval of the state. New York's licensed facilities are also subject to periodic inspection and license renewal every four years.

         The Kapson Licensed Home Care Services Agency ("KLHCSA"), which is currently owned and operated by The Kapson Group, a partnership comprised of the Kaplans, has applied or intends to apply to the New York State Department of Health to extend its license to additional counties so as to provide such services to all of the New York facilities serviced by the Company. If and when its license is extended to other counties by the Department of Health, the KLHCSA intends to maintain on-site office space at the Company's facilities. It is intended that the ownership and responsibility for the operation of the home care agency shall be transferred to the Company upon receipt of regulatory approval for the transfer. See "Certain Relationships and Related Transactions--Arrangements Regarding the Operation of Certain of the Company's Facilities."

         New Jersey, Connecticut, Pennsylvania, California, North Carolina, South Carolina and Virginia. The State of New Jersey has four levels of supportive senior housing, all of which are licensed, regulated and subject to inspection, primarily by the State's Department of Health. In the State of Connecticut, assisted living services are licensed and inspected by the State Department of Public Health and are a combination of a "managed residential community" and an "Assisted Living Services Agency." Assisted living facilities in the State of Pennsylvania are designated "personal care homes," which must receive a state license and are subject to regulation and inspection by the State's Department of Public Welfare. In California, facilities designated as "Residential Care Facilities for the Elderly" are licensed, regulated and subject to inspection by the State Department of Social Services ("SDSS"). Management companies are required to be co-licensees with the owner/operator of a facility.

         In the State of South Carolina, facilities are licensed by the State Department of Health & Environmental Control, Division of Health Licensing. They are called "community residential care facilities," and are permitted to provide basic room, board and personal care assistance. In the State of North Carolina, facilities are licensed by the State Department of Human Resources, Division of Facility Services and are subject to inspection by the Department of Social Services. They are called either "Adult Homes" or "Homes for the Aged" and they also are permitted to provide basic room, board and personal care assistance. Residents who require professional nursing care under continuous medical supervision cannot be admitted to such facilities.

         In the State of Virginia, an "Adult Care Residence" that provides assisted living services must be licensed by the Virginia Department of Social Services ("VDSS"). Such facilities, which offer a level of service for adults who may have certain physical or mental impairments and require at least a moderate level of assistance with activities of daily living, are regulated and subject to inspection by VDSS. The Company is in an early stage of development in North Carolina, South Carolina and Virginia and has not yet applied for facility licensure in any of those states.

         Publicly traded corporations may own and operate assisted living facilities in all of these states.

         Federal and State Anti-Kickback, Self-Referral and Other Fraud and Abuse Laws and Regulations. Various federal and state laws, including federal and state anti-kickback laws and self-referral (or "Stark") laws prohibit or severely limit (by subjecting to criminal or catastrophic civil penalties) financial relationships between providers of health services (or other services reimbursed by government programs) and individuals or entities who make referrals to such providers. Federal false claim and civil monetary penalty (generally fraud and abuse) laws also impose potentially catastrophic civil and administrative sanctions on providers who recklessly file false or fraudulent claims to any government program. The federal laws relate primarily to programs funded in whole or in part by the federal government but the state laws generally apply to all health care programs. Fraud in regard to any health care program is a federal crime and is also a criminal offense under various state laws. During the period March 1996 through June 1997, the Company owned and provided management services to two New York State Assisted Living Program ("ALP") facilities. The ALP facilities, which were Adult Homes and licensed home health care agencies pursuant to New York law, provided services to residents requiring a high level of care, some of whom were Medicaid beneficiaries who received home health services reimbursable by

Medicaid. The Company reviews and will continue to monitor developments under federal and state anti-kickback, self-referral and other health care fraud and abuse laws. In submitting claims to the Medicaid program for the ALP (and possible future home care activities), the Company was (and may in the future
be) subject to all of such laws, including recent federal legislation creating new federal crimes for health care fraud and abuse and committing increased resources for government initiatives relating to long-term care under Medicaid. These laws impose significant civil and criminal penalties for claims that the Company knew or should have known were overstated or otherwise inappropriate.

Employees

         As of December 31, 1997, the Company and its facilities employed approximately 1,750 persons, including 64 in the Company's corporate headquarters. The Company believes its employee relations are good.

Forward-looking Statements

         Certain statements contained in this Annual Report on Form 10-K (the "Form 10-K"), including, without limitation, statements appearing under Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act")). The matters referred to in the forward-looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the availability of financing, general real estate and construction risks, governmental regulation, competition and other business risks common to assisted living operations, as well as certain other risks described above in this Form 10-K. Such risks and uncertainties could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Form 10-K.

ITEM 2.         PROPERTIES.

         The Company currently owns, manages and/or operates 23 assisted living facilities containing 2,521 units with a capacity for 3,452 residents. The following chart sets forth information regarding the Company's existing facilities.

                                                           Number                          Year              Year of
                                                         of Units/        Owned,        Constructed       Commencement
                                                          Resident      Leased or           or              of Kapson
Facility                                      City        Capacity       Managed         Converted         Operations
--------                                      ----       ---------      --------        -----------       ------------
CONNECTICUT
    Senior Quarters at Stamford.........  Stamford         94/188          100%            1988               1988
NEW JERSEY
    Senior Quarters at Cranford.........  Cranford        173/254         Leased           1993               1993
    Senior Quarters at Montville........  Montville       103/112         23.75%           1988               1995
    Senior Quarters at Jamesburg........  Jamesburg       125/156           10%            1996               1996
NEW YORK
    Senior Quarters at Centereach I.....  Centereach      101/200          100%            1979               1979
    Senior Quarters at Huntington
        Station ........................  Huntington       99/198          100%            1987               1987
    Senior Quarters at Centereach II ...  Centereach       99/198          100%            1989               1989
    Regency at Glen Cove................  Glen Cove        95/105        Managed           1993               1993
                                          Chestnut
    Senior Quarters at Chestnut Ridge...  Ridge            98/148         50.1%            1995               1995
    Castle Gardens......................  Vestal          111/111        Managed          1990/93             1996
                                          East
    Senior Quarters at East Northport...  Northport       139/200          100%            1996               1996
                                          Forest
    Senior Quarters at Forest Hills.....  Hills           160/160        Managed           1998               1998
    Senior Quarters at Lynbrook.........  Lynbrook        126/200          100%            1996               1996
    Senior Quarters at Penfield.........  Penfield        100/120          100%            1972               1996
    Senior Quarters at Greece Ridge.....  Rochester        67/79           100%            1970               1996
    Senior Quarters at Greenpoint.......  Syracuse        186/238        Managed           1991               1997
    Senior Quarters at Crossgate........  Albany           90/96           51%             1980               1997
    Senior Quarters at Albany Shaker....  Albany          120/125       51%/Leased         1997               1997
    Senior Quarters at Briarcliff Manor.  Briarcliff      106/130         50.1%            1997               1997
PENNSYLVANIA
                                          Chestnut
    Chestnut Hill Residence.............  Hill            107/107         Leased           1989               1997
                                          Glen
    Senior Quarters at Glen Riddle......  Riddle           120/150         11%             1996               1996
CALIFORNIA
    Hallmark at Bakersfield.............  Bakersfield      51/51         Managed           1990               1997
                                          Palm
    Hallmark at Palm Springs............  Springs          46/55         Managed           1990               1997
TOTAL...................................                2,521/3,452

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

         The Company believes that its facilities are generally larger than typical assisted living facilities in terms of units and resident capacity. Management believes that economies of scale enhance operating margins at large facilities and that "rent-up" risk is minimized through management's extensive experience in marketing, developing, acquiring, managing and/or operating large facilities and the proximity of the Company's facilities to population centers that can sustain such facilities. At December 31, 1997, the Company's facilities that were stabilized (i.e., in operation for at least twelve months) had a weighted average occupancy rate of 95%, with many of them maintaining waiting lists, and all of the Company's facilities, including those in operation for fewer than twelve months, had a weighted average occupancy rate of 89%. The Company's fully stabilized facilities have operated at an average 97% occupancy rate for the past five calendar years.

         The Company leases approximately 13,000 square feet of corporate office space in Woodbury, New York.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock has traded on the Nasdaq National Market since September 26, 1996 (the date of the Initial Public Offering) under the symbol KPSQ. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock as reported on the Nasdaq National Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions:

                                                              High         Low
                                                              ----         ---
1997:

Fourth Quarter..............................................  15.50       13.38
Third Quarter...............................................  15.38       10.50
Second Quarter..............................................  12.13        9.63
First Quarter...............................................  11.50        7.38

1996:

Fourth Quarter..............................................  10.00        6.38
Third Quarter (from September 26, 1996).....................  10.25       10.00

         As of March 1, 1998, there were approximately 39 holders of record of the Common Stock.

         The Company has never declared or paid any cash dividends on the Common Stock. The Company currently anticipates that it will retain all future earnings for the expansion and operation of its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

         The selected historical financial and pro forma data as of and for the years ended December 31, 1997 and 1996 and for the year ended December 31, 1995 has been derived from the audited consolidated financial statements of the Company and the combined financial statements of the Predecessor (as defined in Note 1 to the Financial Statements), respectively, included herein and should be read in conjunction with those financial statements and notes thereto included herein. The selected data as of December 31, 1995 and as of and for the years ended December 31, 1994 and 1993 have been derived from the audited combined financial statements of the Predecessor not included herein. In the opinion of management, the unaudited consolidated and combined financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of the consolidated financial position and consolidated and combined results of operations for the unaudited periods. The selected financial data should be read in conjunction with the historical financial statements and notes thereto included herein, as well as in conjunction with "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                     Year Ended December 31,
                                           -----------------------------------------------------------------------
                                                       The Predecessor(1)                     The Company(1)
                                           -----------------------------------------    --------------------------
                                              1993           1994           1995            1996           1997
                                           -----------    -----------    -----------    -----------    -----------
Statement of Operations Data:
Revenues:
    Assisted living revenues ...........   $    12,628    $    13,349    $    14,275    $    22,534    $    34,882
    Management fee .....................           248            348            443          1,080          2,340
    Other-- affiliates .................           112             57             45             --             --
                                           -----------    -----------    -----------    -----------    -----------
      Total revenues ...................        12,988         13,754         14,763         23,614         37,222
                                           -----------    -----------    -----------    -----------    -----------

Operating Expenses:
    Assisted living operating
     expenses ..........................         7,591          7,837          8,314         14,804         23,604
    Facility rent ......................            --             --             --             --          2,054
    General and administrative .........           727          1,142          1,658          3,648          5,247
    Depreciation and amortization.......         1,188          1,180          1,234          2,257          3,096
    Transactional expenses .............            --             --             --             --            678
                                           -----------    -----------    -----------    -----------    -----------
      Total operating expenses .........         9,506         10,159         11,206         20,709         34,679
                                           -----------    -----------    -----------    -----------    -----------
Operating income .......................         3,482          3,595          3,557          2,905          2,543
Interest income ........................            12              8             44            463          1,686
Interest expense .......................        (3,553)        (3,495)        (3,936)        (6,515)        (6,480)
Equity in income (loss) from joint
  ventures .............................            --             --             --             77            (70)
Other income (expense), net ............           (10)            (1)           (34)          (205)          (919)
                                           -----------    -----------    -----------    -----------    -----------
Income (loss) before minority
   interest and extraordinary item .....           (69)           107           (369)        (3,275)        (3,241)
Minority interest in net loss of
  combined partnerships ................            --             --             16            924            369
                                           -----------    -----------    -----------    -----------    -----------
Income (loss) before (provision) benefit
  for income taxes and extraordinary
  item .................................           (69)           107           (353)        (2,351)        (2,872)
(Provision) benefit for
income taxes ...........................            --             --             --         (2,039)         1,199
                                           -----------    -----------    -----------    -----------    -----------
Income (loss) before extraordinary
  item(2) ..............................           (69)           107           (353)        (4,390)        (1,672)
                                           -----------    -----------    -----------    -----------    -----------
Extraordinary item .....................            --          4,399             --             --           (822)
                                           -----------    -----------    -----------    -----------    -----------
Net (loss) income ......................   $       (69)   $     4,506    $      (353)   $    (4,390)   $    (2,495)
                                           ===========    ===========    ===========    ===========
Preferred dividend .....................                                                                     2,287
                                                                                                       -----------
Net loss available to common
  shareholders .........................                                                               $    (4,781)
                                                                                                       ===========
Loss per common share (basic and diluted):
Loss before extraordinary item .........                                                               $     (0.51)
Extraordinary loss .....................                                                               $     (0.11)
                                                                                                       -----------
Net loss per share .....................                                                               $     (0.62)
                                                                                                       ===========
Weighted average number of
  common shares outstanding (basic and
  diluted) .............................                                                                 7,750,000
                                                                                                       ===========

                                                          Year Ended December 31,
                                       ------------------------------------------------------------
                                               The Predecessor(1)                 The Company(1)
                                       ----------------------------------     ---------------------
                                         1993         1994         1995         1996         1997
                                       --------     --------     --------     --------     --------
Unaudited Pro Forma Data:
Income (loss) before taxes
   and extraordinary item ..........   $    (69)    $    107     $   (353)    $ (2,351)    $     --
Pro forma benefit (provision)
  for income taxes(3) ..............         28          (43)         141          941           --
                                       --------     --------     --------     --------     --------
Pro forma income (loss) before
  extraordinary item ...............        (41)          64         (212)      (1,410)          --
Extraordinary item - forgiveness
  of debt, net of tax ..............         --        2,639           --           --           --
                                       --------     --------     --------     --------     --------
Pro forma net income (loss) ........   $    (41)    $  2,703     $   (212)    $ (1,410)          --
                                       ========     ========     ========     ========     ========
Pro forma income (loss) per share
  before extraordinary item ........   $   (.01)    $    .01     $   (.04)    $   (.26)          --
Pro forma extraordinary item
  per share ........................         --          .56           --           --           --
                                       --------     --------     --------     --------     --------
Pro forma income (loss)
  per share ........................   $   (.01)    $    .57     $   (.04)    $   (.26)          --
                                       ========     ========     ========     ========     ========
Pro forma weighted average
  number of common shares
  outstanding ......................      4,758        4,758        4,758        5,510           --

Selected Operating Data:
Assisted living  units owned,
  managed and/or operated ..........        661          661          862        1,650        2,521
Assisted living  resident
  capacity .........................      1,143        1,143        1,403        2,419        3,452
Weighted average occupancy of
  fully stabilized assisted living
  facilities(4) ....................         98%          98%          98%          97%          95%
Weighted average occupancy of
  all assisted living facilities ...         98%          98%          98%          84%          89%
Total number of facilities at end of
  period ...........................          4            6            7           13           22

                                                          Year Ended December 31,
                                       ------------------------------------------------------------
                                               The Predecessor(1)                 The Company(1)
                                       ----------------------------------     ---------------------
                                         1993         1994         1995         1996         1997
                                       --------     --------     --------     --------     --------
Balance Sheet Data:
Working capital (deficit) ..........   $(22,603)    $(17,712)    $ (3,596)    $ 12,455     $ 16,316
Total assets .......................     31,381       34,294       54,407       95,988      170,511
Long-term debt, excluding
  current portion ..................     18,500       20,461       53,808       72,409       84,221
Shareholders' and partners'
  equity (deficit) .................    (12,325)      (8,740)      (9,811)      12,291       64,497

----------
(1) The Predecessor (as defined in Note 1 to the Financial Statements) represents a combination of the businesses which owned all or part of 11 assisted living facilities, facilities under development and an entity that provides facility management services. The Company was formed in order to consolidate and expand the assisted living business of the Predecessor and completed the Initial Public Offering on October 1, 1996. The financial data for the year ended December 31, 1996 represent nine months of the Predecessor and three months of the Company and are collectively referred to as the Company.
(2) 1996 includes a one-time, non-cash charge for income taxes of $2.4 million resulting from a change in tax status from non-taxable to taxable for facilities contributed to the Company by the Predecessor in connection with the Initial Public Offering.
(3) The Predecessor comprised non-taxable entities. Accordingly, pro forma data includes provision/benefit for income taxes for all periods presented at the statutory rate. Historical earnings per share has not been presented. See Note 2 to the Financial Statements.
(4) Assisted living facilities are considered fully stabilized twelve months after opening.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

Recent Developments

         On March 2, 1998, the Offeror commenced a tender offer, disclosed in the Schedule 14D-1, to purchase all of the outstanding shares of the Common Stock at the Common Stock Offer Price and all of the outstanding shares of the Preferred Stock at the Preferred Stock Offer Price, in each case net to the seller in cash and without interest, upon the terms and subject to the conditions set forth in the Offer to Purchase and the related Letter of Transmittal. The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn prior to the expiration date of the Offer that number of shares of Common Stock representing at least a majority of the outstanding shares of Common Stock on a fully diluted basis, and for the purpose of the satisfaction of such condition, the tender of each share of Preferred Stock will be deemed to be the tender of 1.92604 shares of Common Stock.

         The Offer is being made pursuant to the Merger Agreement, pursuant to which, following the consummation of the Offer and the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the DGCL, the Offeror will be merged with and into the Company, the separate corporate existence of the Offeror will cease and the Company will continue as the Surviving Corporation. At the Effective Time, each outstanding Share (other than Shares held in the treasury of the Company, Shares owned by any subsidiary of the Company, Shares owned by the Offeror or Parent or Shares with respect to which appraisal rights are properly exercised under the DGCL) will be converted into and represent the right to receive, in the case of the Common Stock, the Common Stock Offer Price, and in the case of the Preferred Stock, the Preferred Stock Offer Price, in each case in cash without interest.

         In connection with the execution of the Merger Agreement, Parent entered into the Stockholder Agreement with the Kaplans, who agreed, among other things, to tender all shares of Common Stock beneficially owned by them in the Offer and to grant Parent an irrevocable option, subject to the terms and conditions of the Stockholder Agreement, to purchase these shares of Common Stock at the Common Stock Offer Price.

         The Transaction represents the restructuring of an earlier agreement among the parties relating to the acquisition of the Company.

Overview

         Prior to the Initial Public Offering, the Company's facilities were owned, managed and/or operated by one or more S corporations, limited partnerships or limited liability companies of the Company's predecessor, The Kapson Group. The Kapson Group was a general partnership of which the Kaplans were the sole equal partners. All references to the Company in connection with historical financial data or otherwise include The Kapson Group.

         The historical financial statements of The Kapson Group represent the combined historical results of operations and financial condition of: (i) four facilities that were wholly owned by The Kapson Group (Senior Quarters at Stamford, Senior Quarters at Huntington Station, Senior Quarters at Centereach I and Senior Quarters at Centereach II); (ii) two wholly owned facilities of The Kapson Group that were acquired on April 1, 1996 (Senior Quarters at Greece Ridge and Senior Quarters at Penfield); (iii) one facility that was wholly owned by The Kapson Group but in which a 49.9% interest was sold to an unrelated third party in April 1996 (Senior Quarters at Chestnut Ridge); (iv) an entity through which The Kapson Group controlled a 50% interest (and in October 1996 agreed to acquire the remaining 50% interest) in a newly-developed facility in East Northport, New York (Senior Quarters at East Northport) which began operations on March 15, 1996; (v) an entity through which the Company owned a 23.75% minority interest in Senior Quarters at Montville; (vi) two entities through which The Kapson Group owned a minority interest in facilities that were under construction (an 11% interest in Senior Quarters at Glen Riddle and a 10% interest in Senior Quarters at Jamesburg); (vii) a management company which received management fees from five related and four unrelated entities, and
(viii) an entity that provided administrative support to The Kapson Group and other affiliated entities.

         The Company is an owner, operator, manager and developer of assisted living facilities. The Company was formed in order to consolidate and expand the assisted living business of The Kapson Group. The Company had no operations prior to October 1, 1996.

New York State Assisted Living Program

         In June 1993, the Company was awarded approximately 57% of the beds allocated to Long Island under the ALP. This program is designed for residents who are eligible for Medicaid and who require a higher acuity of care than is typically provided in assisted living facilities. In support of the program, the Company dedicated a newly developed facility in East Northport, New York, which opened in March 1996, and an existing fully occupied facility in Centereach, New York (Senior Quarters at Centereach I).

         In April 1997, due to excessive delays and higher than expected costs associated with the ALP, the Company was unable to implement the program at these two facilities. Accordingly, the Company has taken action to reduce the incremental operating costs associated with the program at both facilities and, in June 1997, received regulatory approval to return their operations back to Adult Homes. Both facilities were originally conceived and constructed as Adult Homes and hold licenses to operate as Adult Homes in New York. The Company has begun to accept private pay residents to fill rooms held vacant in anticipation of the ALP at its East Northport facility and has substantially concluded the transition at its Centereach facility back to an Adult Home facility.

         During the first and second quarters of 1997, losses incurred at the East Northport facility and other incremental operating expenses associated with the program resulted in higher than historical assisted living operating expenses as a percentage of assisted living revenues and increased the Company's net loss.

Results of Operations

Twelve Months Ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996.

         Revenues. Assisted living revenues increased by $12.3 million, or 54.8%, to $34.9 million for the twelve months ended December 31, 1997, compared to $22.5 million for the twelve months ended

December 31, 1996. The increase is attributable to: (i) the leasing of three facilities in October 1996 (Senior Quarters at Cranford), in July 1997 (Senior Quarters at Chestnut Hill) and in November 1997 (Senior Quarters at Albany Shaker), which contributed combined revenues of $5.9 million; (ii) the acquisition of two facilities in April 1997 (Senior Quarters at Wellspring) and in September 1997 (Senior Quarters at Lynbrook), which contributed $2.4 million;
(iii) the "rent-up" of two new facilities in September 1995 (Senior Quarters at Chestnut Ridge) and in March 1996 (Senior Quarters at East Northport), which contributed additional combined revenues of $2.1 million; and (iv) additional revenues of $438,000 generated from the home care program. Excluding the impact of these new facilities and the home care program, assisted living revenues would have been $18.9 million and $17.3 million for the twelve months ended December 31, 1997 and 1996, respectively.

          At December 31, 1997, the Company had 15 contracts to manage assisted living facilities, including 13 facilities that are currently operating and two facilities under construction or development, compared to six management contracts at December 31, 1996. There are seven management contracts with unaffiliated third parties and the remaining contracts are with affiliates or joint venture partners. The Company generally receives a monthly management fee equal to 5% of facility revenues or a minimum of $12,500 per month, whichever is greater. Management fee revenues increased by $1.3 million, or 117%, to $2.3 million for the twelve months ended December 31, 1997, compared to $1.1 million for the twelve months ended December 31, 1996. The management fee revenues from unaffiliated third parties for the twelve months ended December 31, 1997 were $747,000, compared to $605,000 for the twelve months ended December 31, 1996. There were nine new management contracts during the twelve months ended December 31, 1997, compared to two new management contracts in the same period of the prior year.

         Operating Expenses. Assisted living operating expenses increased by $8.8 million, or 59%, to $23.6 million for the twelve months ended December 31, 1997, compared to $14.8 million for the twelve months ended December 31, 1996. As a percentage of assisted living revenues, assisted living operating expenses were 67.7% and 65.7% for the twelve months ended December 31, 1997 and 1996, respectively. The increase in assisted living operating expenses as a percentage of assisted living revenues is primarily attributable to the opening of Senior Quarters at East Northport and higher than expected costs associated with the ALP for the first two quarters of 1997.

         Facility Rent Expense. Rent expense was $2.1 million for the twelve months ended December 31, 1997 as a result of the leasing of three new facilities (Senior Quarters at Cranford, Senior Quarters at Chestnut Hill and Senior Quarters at Albany Shaker).

         General and Administrative Expense. General and administrative expense increased by $1.6 million, or 43.8%, to $5.2 million for the twelve months ended December 31, 1997, compared to $3.6 million for the twelve months ended December 31, 1996. As a percentage of total revenues, general and administrative expense was 14.1% and 15.5% for the twelve months ended December 31, 1997 and 1996, respectively. The increase is primarily the result of higher payroll and employee benefit costs in connection with a strategic decision by the Company to invest in its management and facility development capabilities in order to support future growth through development, acquisition and management of additional facilities.

         Transactional Expenses. Transactional expenses were $678,000 for the twelve months ended December 31, 1997. These expenses were primarily professional fees incurred in connection with the Merger Agreement.

         Interest Income. Interest income increased by $1.2 million to $1.7 million for the twelve months ended December 31, 1997 compared to $463,000 for the twelve months ended December 31, 1996. The increase is attributable to interest earned on the investment of the proceeds from the Initial Public Offering and the proceeds from the Preferred Stock offering.

         Interest Expense. Interest expense remained constant at $6.5 million for the twelve months ended December 31, 1997 compared to the twelve months ended December 31, 1996. This is primarily attributable to the opening of three new facilities during 1996, resulting in twelve months of interest expense in 1997, and the opening of two facilities during 1997, offset by the payoff of two mortgages formerly held by General Electric Capital Corp. ("GECC").

         Extraordinary Loss. Extraordinary loss for the twelve months ended December 31, 1997, was $1.4 million before income taxes ($822,000 net of income tax benefit), resulting from the payment of one time equity participation fees to GECC in connection with the prepayment of mortgage indebtedness formerly held by GECC.

         Net Loss. Net loss was $2.5 million for the twelve months ended December 31, 1997, compared to the pro forma net loss of $1.4 million for the twelve months ended December 31, 1996. The increase in net loss is primarily the result of the equity participation fee paid to GECC of $1.4 million, operating losses at the East Northport ALP facility, incremental costs incurred during the first two quarters of 1997 for the implementation of the ALP and, to a lesser extent, higher payroll and benefit costs in connection with the Company's expansion plans. Excluding the equity participation, Senior Quarters at East Northport and the incremental costs associated with the ALP during the first two quarters of 1997, net loss would have been $681,000 and $765,000, on a pro forma basis, for the twelve months ended December 31, 1997 and 1996, respectively.

Twelve Months Ended December 31, 1996 Compared to Twelve Months Ended December 31, 1995

         Revenues. Assisted living revenues increased to $22.5 million for the twelve months ended December 31, 1996, compared to $14.3 million for the twelve months ended December 31, 1995, an increase of 57.9%. The increase is attributable to: (i) the opening of Senior Quarters at Chestnut Ridge on September 1, 1995 and Senior Quarters at East Northport on March 15, 1996, which contributed combined revenue of $4.4 million in 1996; (ii) the acquisition of Senior Quarters at Greece Ridge and Senior Quarters at Penfield on April 1, 1996, which contributed combined revenue of $2.9 million; and (iii) the leasing of Senior Quarters at Cranford, which contributed $835,000 in 1996. Excluding Senior Quarters at Chestnut Ridge, Senior Quarters at East Northport, Senior Quarters at Greece Ridge, Senior Quarters at Penfield and Senior Quarters at Cranford, assisted living revenues would have been approximately equivalent for the twelve months ended December 31, 1996 and 1995. Management fee revenue increased to $1.1 million for the twelve months ended December 31, 1996, compared to $443,000 for the twelve months ended December 31, 1995, an increase of 143.9%. The increase is primarily attributable to revenues from management contracts at Senior Quarters at Montville, Senior Quarters at Jamesburg, Castle Gardens, Senior Quarters at Lynbrook and Senior Quarters at Glen Riddle, for which the Company assumed management responsibility on August 8, 1995, February 1, 1996, January 1, 1996, June 1, 1996 and June 19, 1996, respectively.

         Operating Expenses. Assisted living operating expenses increased to $14.8 million for the twelve months ended December 31, 1996, compared to $8.3 million for the twelve months ended December 31, 1995, an increase of 78.1%. As a percentage of assisted living revenues, assisted living operating expenses were 65.7% and 58.2% for the twelve months ended December 31, 1996 and 1995, respectively. The increase in assisted living operating expenses as a percentage of assisted living revenues is primarily attributable to the opening of Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport on September 1, 1995 and March 15, 1996, respectively. As is consistent with the Company's experience during the initial "rent-up" of a new facility, assisted living operating expenses as a percentage of assisted living revenues are higher than they are for a facility which is operating at or near full occupancy. Excluding Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport, assisted living operating expenses as a percentage of assisted living revenues would have been 60.5% and 57.1% for the twelve months ended December 31, 1996 and 1995, respectively. This increase is attributable to: (i) inclement winter weather during the first quarter of 1996, which adversely affected revenues and increased operating expenses; and (ii) increased payroll and employee benefits related to start-up costs for one of the Company's ALP facilities and the introduction of the Company's Extended Care Program at another facility. General and administrative expense was $3.6 million for the twelve months ended December 31, 1996, compared to $1.7 million for the twelve months ended December 31, 1995, an increase of 120%. As a percentage of total revenues, general and administrative expense was 15.5% and 11.2% for the twelve months ended December 31, 1996 and 1995, respectively. The increase is primarily the result of: (i) higher payroll and employee benefit costs in connection with a strategic decision by the Company to invest in its management and facility development capabilities in order to support future growth through the development, acquisition and management of additional facilities; and (ii) costs related to the opening of Senior Quarters at Chestnut Ridge, Senior Quarters at East Northport, Senior Quarters at Lynbrook, Senior Quarters at Jamesburg and Senior Quarters at Glen Riddle.

         Interest Expense. Interest expense was $6.5 million for the twelve months ended December 31, 1996, compared to $3.9 million for the twelve months ended December 31, 1995, an increase of 65.5%. The increase is attributable to:
(i) new borrowings incurred in connection with the opening of Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport on September 1, 1995 and March 15, 1996, respectively; and (ii) the acquisition of Senior Quarters at Greece Ridge and Senior Quarters at Penfield on April 1, 1996. The increase was partially offset by a decrease in interest expense due to the refinancing of an existing mortgage at a lower interest rate for Senior Quarters at Centereach.

         Net Income (Loss). Net loss, including a one-time, non-cash charge for income taxes of $2.4 million, was ($4.4 million) for the twelve months ended December 31, 1996, compared to ($353,000) for the twelve months ended December 31, 1995. The increase in net loss is primarily the result of the opening of Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport and, to a lesser extent, higher payroll and benefit costs in connection with the Company's expansion plans. Excluding the one-time, non-cash charge for income taxes of $2.4 million, and the operations of Senior Quarters at Chestnut Ridge and Senior Quarters at East Northport, net income (loss) would have been ($330,000) and $439,000 for the twelve months ended December 31, 1996 and 1995, respectively. The one-time, non-cash charge for income taxes of $2.4 million resulted from a change in tax status from non-taxable to taxable for facilities contributed to the Company by The Kapson Group concurrent with the Initial Public Offering.

Liquidity and Capital Resources

         Net cash used in operating activities was $1.0 million for the twelve months ended December 31, 1997, compared to $1.7 million for the twelve months ended December 31, 1996. The decrease is primarily attributable to an increase in deferred financing fees and accounts receivable, offset in part by a decrease in net loss for the twelve months ended December 31, 1997 over the prior year and by increases in accounts payable and accrued expenses.

         Net cash used in investing activities was $64.3 million for the twelve months ended December 31, 1997, compared to $28.1 million for the twelve months ended December 31, 1996. Substantially all of the cash used in investing activities for the twelve months ended December 31, 1997 was for the acquisition and development of new facilities and purchases and development of property and equipment. Net cash used in investing activities was funded primarily through long-term debt and the net proceeds from the Company's Preferred Stock offering.

         Net cash provided by financing activities was $71.1 million for the twelve months ended December 31, 1997, compared to $42.5 million for the twelve months ended December 31, 1996. Net cash provided by financing activities primarily consists of the net proceeds from the Company's Preferred Stock offering and the proceeds of long-term debt, offset by principal repayments of long-term debt.

         In July 1997, the Company sold 2,000,000 shares of Preferred Stock at a price of $25.00 per share and realized net proceeds of approximately $47.4 million. In August 1997, the Company sold an additional 400,000 shares of Preferred Stock and realized net proceeds of $9.6 million. The Company intends to use such proceeds towards continued development and acquisitions of assisted living facilities. In addition, the Company has used a portion of the proceeds to repay $15.2 million of mortgage indebtedness, with a weighted average interest rate of 10.25% maturing on February 28, 1999, and $1.6 million in equity participation amounts on the repaid indebtedness. The Company has recorded for the twelve months ended December 31, 1997 an extraordinary loss on the early retirement of this debt of approximately $1.4 million before income taxes ($822,000 net of income tax benefit).

         In June 1997, the Company entered into a $50.0 million Non-Revolving Credit Facility with GMAC Commercial Mortgage Corporation (the "GMAC Facility") to provide construction and acquisition financing collateralized by assisted living or independent living facilities. Amounts borrowed will vary depending on the value of the facility and will bear interest rates based on the 30-day LIBOR rate plus 2.45% to 3%. The GMAC Facility has a two-year term with acquisition and construction loans payable in full after three and five years, respectively. The amount available under the facility, which at December 31, 1997 is $39.2 million, has been reduced by the gross lease payments guaranteed by the Company at one facility.

         In November 1997, the Company amended and increased its existing acquisition, leasing and development credit facility (the "HCR Facility") with Health Care REIT, Inc. ("Health Care REIT") providing for temporary construction and permanent financing. Under the amended HCR Facility, the line of credit amount was increased from $100 million to $140 million and the initial interest rate for financings was reduced to a corresponding term U.S. Treasury Note plus 3.25% per annum with annual increases of 15 basis points. In addition, the interest rate for existing financings with Health Care REIT will be reduced by 50 basis points on a dollar for dollar basis for all new financing under the HCR Facility. Under the HCR Facility, temporary construction financing bears interest at 3.5% above the base rate announced by the National Bank of Cleveland.

         Prior to the amendment, permanent financing interest was at the rate of a comparable period U.S. Treasury Note plus either 4% per annum for mortgage indebtedness or 3.75% per annum for permanent operating leases with rate increases of 25 basis points per annum. There was no change in the interest rate for temporary construction financing. The Company currently has drawn and committed $59.9 million, with an additional $80.1 million remaining for future financing under the HCR Facility.

         In February 1997, the Company was granted a line of credit with Fleet Bank for the issuance of standby letters of credit in an aggregate amount of up to $6,359,500. At December 31, 1997, approximately $2,189,250 was available under the line of credit.

         The Company leases four facilities under operating leases for periods ranging from 10 to 45 years with aggregate annual lease payments of approximately $3.7 million.

         At December 31, 1997, the Company had 27 facilities under construction or in various stages of development with an estimated number of units and beds of approximately 3,208 and 3,785, respectively. Of these facilities, two will be managed properties with an unaffiliated third party and three facilities will be operated under long-term leases. The remaining facilities will be constructed and owned by the Company with ownership percentages ranging from 50% to 100%. The average all-in cost of a new facility is estimated to be $13.5 million, and the aggregate all-in cost of these facilities is estimated to approximate $350 million. In addition, the Company also has an additional ten facilities in preliminary stages of development with an all-in cost estimated to approximate $140 million.

         The Company intends to finance its growth strategy through a variety of sources, including the remaining proceeds from the Preferred Stock offering, bank and other financing, long-term operating leases with Health Care REIT, future debt or equity offerings, joint ventures and other sources. To a limited extent, the Company may also use other forms of financing such as taxable or tax-exempt long-term debt, including publicly issued debt. The Company is currently negotiating with lending institutions for expanded or new credit facilities to fund acquisition and development activities.

Impact of Inflation and Changing Prices

         Assisted living revenue and management fees from assisted living facilities are the primary sources of revenue earned by the Company. These properties are affected by rental rates, which are highly dependent upon market conditions and the competitive environments where the facilities are located. Employee compensation is the principal cost element of property operations. Although there can be no assurance it will continue to do so, the Company has been able historically to offset the effects of inflation on salaries and other operating expenses by increasing rental rates.

         The Company believes that after giving effect to the Transaction and the incurrence of indebtedness related thereto, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, will be sufficient over the next several years to fund anticipated capital expenditures and make required payments of principal and interest on its debt. In addition, the Company continually evaluates potential developments and acquisitions and expects to fund such acquisitions from its available sources of liquidity, including borrowings under the GMAC Facility and HCR Facility.

Impact of Recently Issued Accounting Pronouncements

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All per share amounts for all periods presented have been restated to conform to the SFAS No. 128 requirements.

         In 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which requires that descriptive information about securities be shown in the financial statements. The adoption of this statement did not have any impact on the Company's disclosure in the financial statements for the year ended December 31, 1997.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal year 1998. Management believes that the adoption of this statement will not have any impact on the Company's financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers and the material countries in which the entity holds and reports revenues. SFAS No. 131 becomes effective in fiscal year 1998. Management believes that the adoption of this statement will not have any impact on the Company's financial statements.

Year 2000

         The Company utilizes a significant number of computer software programs and operating systems across its entire organization, including applications used in financial, business systems and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such applications, will be necessary. The Company is in the process of identification of applications that are not "Year 2000" compliant and expects to commence modification or replacement of such applications, as necessary. Given information known at this time about the Company's systems, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Company's liquidity or ongoing results of operations. No assurance can be given, however, that all of the Company's systems will be Year 2000 compliant or that compliance costs or the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's future liquidity or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth information regarding the executive officers and directors of the Company as of March 1, 1998. Glenn Kaplan, Wayne
L. Kaplan and Evan A. Kaplan are brothers. There are no other family relationships among any directors or officers of the Company. Each of the directors of the Company has been a director since 1996. Officers are appointed by and serve at the discretion of the Board of Directors. The Merger Agreement provides that Glenn Kaplan and Evan A. Kaplan will continue as directors of the Company subsequent to the consummation of the Offer. It is expected that, pursuant to the Merger Agreement, Parent will request the Company to secure the resignations of the other directors.

     Name            Age                         Position
     ----            ---                         --------
Glenn Kaplan         45  Chairman of the Board of Directors and Chief Executive
                         Officer

Wayne L. Kaplan      42  Vice Chairman of the Board of Directors, Senior
                         Executive Vice President, Secretary and General Counsel

Evan A. Kaplan       38  President, Chief Operating Officer and Director

Raymond DioGuardi    42  Chief Financial Officer

Joseph G. Beck       43  Director

Bernard J. Korman    66  Director

Risa Lavizzo-Mourey, 42  Director
M.D.

Gerald Schuster      67  Director

         Glenn Kaplan is the Chairman of the Board of Directors and Chief Executive Officer of the Company. Prior to June 1996, he was a partner and co-founder of The Kapson Group. Glenn received a B.S. degree in Accounting from the University of Bridgeport.

         Wayne L. Kaplan is the Vice Chairman of the Board of Directors, Senior Executive Vice President, Secretary and General Counsel of the Company. Prior to June 1996, he was a partner and co-founder of The Kapson Group. Wayne is a member of the New York State Bar and was appointed to the New York

State Life Care Community Council. Additionally, he serves on the board of directors of the Assisted Living Federation of America, the Connecticut Assisted Living Association, the Empire State Association of Adult Homes and the New Jersey Assisted Living Association. Wayne received a B.S. degree in Business from the University of Rhode Island and a J.D. degree from the George Washington University School of Law.

         Evan A. Kaplan is the President, Chief Operating Officer and a director of the Company. Prior to June 1996, he was a partner and co-founder of The Kapson Group. Evan received a B.A. degree in Psychology from Syracuse University.

         Raymond DioGuardi has been the Chief Financial Officer of the Company since January 1997. From November 1994 to January 1997, Mr. DioGuardi was Senior Vice President of Finance and Chief Financial Officer of Dataflex Corporation, a public company that sells computer hardware and related services. From December 1989 to October 1994, Mr. DioGuardi was Vice President of Finance, Chief Financial Officer and Secretary of Nathan's Famous, Inc. From 1977 to 1989, Mr. DioGuardi was employed by the accounting firm of Price Waterhouse, where he became a senior manager with responsibility for planning, coordinating and executing financial audits and special projects for major corporate clients. Mr. DioGuardi is a certified public accountant and received a B.A. degree in Business from Rutgers University.

         Joseph G. Beck, director, is a founding principal and executive committee member of Shattuck Hammond Partners Inc. ("Shattuck Hammond"), a specialty health care investment banking firm based in New York. He directs Shattuck Hammond's activities in the area of long-term care and related companies. Prior to Shattuck Hammond, he was a Vice President (1987-1990) and Principal (1990-1993) at Cain Brothers, Shattuck & Company, a predecessor to Shattuck Hammond. From 1985 to 1987, he was a Vice President at Chemical Bank where he eventually directed the investment banking work with hospitals and other health care companies. Prior thereto, he was a senior credit analyst at Moody's Investors Services, Inc., a financial services company. From 1978 to 1982, he held several positions in health care regulation and policy analysis for various departments of the New York State Government and for the New York State Senate. Mr. Beck is a member of the Board of Trustees of The Lighthouse, a not-for-profit vision rehabilitation, research and training agency. He received a B.A. degree from LeMoyne College and a Masters degree in Health Policy and Management from the Harvard University School of Public Health.

         Bernard J. Korman, director, has been Chairman of the Board of Directors of The Graduate Health System, a Philadelphia-based, not-for-profit health system with hospitals in Pennsylvania and New Jersey, since November 1996. From November 1995 to October 1996, Mr. Korman was Chief Executive Officer and a director of PCI Services, Inc., a publicly traded packaging company. Since 1986, Mr. Korman has been Chairman of the Board of Directors of NutraMax Products, Inc., a publicly traded consumer health care products company. From October 1980 to October 1995, Mr. Korman was President, Chief Executive Officer and a director of MEDIQ Incorporated, a publicly traded health care services company. Mr. Korman is currently a director of The New America High Income Fund, Pep Boys - Manny, Moe & Jack, Today's Man, Inc., Omega Healthcare Investors, Inc., InnoServ Technologies, Inc. and Kranzco Realty Trust. Mr. Korman received a B.S. degree from the University of Pennsylvania and an L.L.B. degree from the University of Pennsylvania School of Law.

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

Directors Upon Consummation of the Offer

         Pursuant to the Merger Agreement, promptly upon the purchase of shares of Common Stock pursuant to the Offer, Parent will be entitled to designate such number of directors, rounded up to the next whole number, on the Board of Directors of the Company as will give Parent, subject to compliance with Section 14(f) of the Exchange Act, representation on the Board of Directors equal to the product of (a) the total number of directors on the Board of Directors and (b) the percentage that the number of shares of Common Stock purchased by Parent bears to the number of shares of Common Stock outstanding, and the Company will, upon request by Parent, promptly increase the size of the Board of Directors and/or exercise its reasonable best efforts to secure the resignations of such number of directors as is necessary to enable the persons (the "Parent Designees") designated by Parent to be elected to the Board of Directors and will cause the Parent Designees to be so elected.

         It is expected that the Parent Designees may assume office at any time following the purchase by Parent of a majority of the outstanding Shares on a fully diluted basis pursuant to the Offer, and that, upon assuming office, the Parent Designees together with the continuing directors of the Company will thereafter constitute the entire Board of Directors of the Company.

         Parent has informed the Company that the Parent Designees will be the persons set forth below:

         Robert P. Freeman, 52, has been a General Member of Lazard Freres & Co. LLC since January 1998 and a Principal of LFREI since January 1993. Mr. Freeman received a J.D. degree from Harvard Law School and a B.A. degree from Stanford University. He is currently a director of American Apartment Communities, Atlantic American Properties Trust, Commonwealth Atlantic Properties, ARV Assisted Living Inc. ("ARV") and The Rubenstein Company, L.P. ("TRC").

         Murry N. Gunty, 30, is a Principal of LFREI, which he joined in 1995. From 1995 to 1996, Mr. Gunty was a Vice President of LFREI. From 1993 to 1995, he was associated with J.E. Robert Company, a real estate investment company. He is currently a director of Atlantic American Properties Trust, ARV and TRC. Mr. Gunty received an M.B.A. degree from Harvard Business School and an A.B. from Harvard College.

         Howard H. Stevenson, 56, has been the Sarofim-Rock Professor of Business Administration at Harvard University, Graduate School of Business Administration since 1994. He was Senior Associate Dean, Director of Financial and Information Systems from 1991 to 1994. Dr. Stevenson was a founder of the Baupost Group, Inc., a large money management organization, and serves as vice chairman and chairman of its mutual fund. He is also chairman and a founder of Quadra Capital Partners, a financial services firm. He is currently a director of Bessemer Securities Corporation, Camp Dresser & McKee Inc., Landmark Communications, Gulf States Steel and the Baupost Group, Inc. He received a B.S. degree in mathematics from Stanford University and M.B.A. and D.B.A. degrees from Harvard University.

         Parent has informed the Company that each of the persons listed above has consented to act as a director of the Company. None of the Parent Designees currently is a director of, or holds any position with, the Company. To the best knowledge of the Company, none of the Parent Designees beneficially owns any equity securities, or rights to acquire any equity securities, of the Company or has been involved in any transactions with the Company or any of its directors or executive officers that are required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

Committees of the Board of Directors

          Audit Committee. The Audit Committee, which consists of a majority of independent directors who are not affiliated with the Kaplans ("Independent Directors"), makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls. Evan A. Kaplan, Bernard J. Korman and Risa Lavizzo-Mourey are the members of the Audit Committee. The Audit Committee held one meeting in 1997.

         Compensation Committee. The Compensation Committee, which consists of a majority of Independent Directors, approves the salaries and other benefits of the executive officers of the Company and administers any non-stock based bonus or incentive compensation plans of the Company (excluding any cash awards intended to qualify for the exception for performance-based compensation under
Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code")). In addition, the Compensation Committee consults with the Company's management regarding pension and other benefit plans and compensation policies and practices of the Company. Glenn Kaplan, Joseph G. Beck and Gerald Schuster are the members of the Compensation Committee. The Compensation Committee held one meeting in 1997.

         Stock Option Committee. The Stock Option Committee, consisting solely of directors who, to the extent legally required, qualify as "outside directors" under Section 162(m) of the Code and as "non-employee directors" under Rule 16b-3(c) of the Exchange Act, administers any stock-based incentive plans of the Company, including the Company's 1996 Stock Incentive Plan (the "Incentive Plan"). In addition, the Stock Option Committee is responsible for granting any cash awards intended to qualify for the exception for performance-based compensation under Section 162(m) of the Code. Bernard J. Korman,

Risa Lavizzo-Mourey and Gerald Schuster are the members of the Stock Option Committee. The Stock Option Committee did not hold any meetings in 1997.

         Nominating Committee. The Company does not have a nominating committee of the Board of Directors.

Meetings of Directors

         The Board of Directors held four meetings and acted by unanimous written consent several times in 1997. Each of the directors of the Company attended more than 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board of Directors on which such director served.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Beneficial Ownership Reporting Compliance

         Based solely on a review of the reports and representations furnished to the Company during the last fiscal year, the Company believes that each of the persons required to file reports under Section 16(a) of the Exchange Act was in compliance with all applicable filing requirements with respect to the Company's most recent fiscal year, except that each of Raymond DioGuardi and Gerald Schuster failed to file on a timely basis one report required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth historical executive compensation information of the Company's Chief Executive Officer and the other three highly compensated executive officers whose total cash compensation exceeded $100,000 during the fiscal year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                     Annual                                            Long Term
                                                  Compensation                                        Compensation
                                    -----------------------------------------        ---------------------------------------------
                                                                        Other
                                                                        Annual                       Securities
            Name and                                                 Compensation  Restricted Stock  Underlying       All Other
       Principal Position           Year     Salary ($)   Bonus ($)       ($)        Award(s) ($)    Options #    Compensation ($)
       ------------------           ----     ----------   ---------       ---        ------------    -----------  ----------------
Glenn Kaplan (1)                    1997      234,144         0          294,579           0              0               0
Chairman of the Board and Chief
Executive Officer                   1996     90,645(2)    26,500(3)     83,924(4)          0              0           31,825(5)

                                    1995       67,177         0         10,789(4)          0              0          39,500 (5)
Wayne L. Kaplan (1)                 1997      234,144         0          279,716           0              0               0
Vice Chairman of the Board,
Senior Executive Vice President,    1996     90,645(2)    26,500(3)     75,114(4)          0              0           31,825(5)
Secretary and General Counsel
                                    1995       67,177         0         2,113(4)           0              0          39,500 (5)
Evan A. Kaplan (1)                  1997      234,144         0          279,640           0              0               0
President and Chief Operating
Officer                             1996     90,645(2)    26,500(3)     75,114(4)          0              0           31,825(5)

Raymond DioGuardi (6)               1995       67,177         0         1,982(4)           0              0          39,500 (5)
Chief Financial Officer
                                    1997      124,384         0             0              0              0               0

----------
(1) Each of the Kaplans entered into an employment agreement with the Company effective October 1, 1996 and is compensated from that date forward in accordance with the terms of that employment agreement. On February 23, 1998, the Kaplans entered into new employment agreements with the Company that will become effective at the Effective Time. See "Certain Relationships and Related Transactions--The Employment Agreements."
(2) Represents, in each case, $44,508 paid as salary by The Kapson Group from January 1, 1996 through September 30, 1996, plus $46,137 paid as salary from October 1, 1996 through December 31, 1996 pursuant to the Kaplans' employment agreements.
(3) Pursuant to the Kaplans' employment agreements, the bonus amounts were awarded by the Compensation Committee and paid in 1997 for services rendered from October 1, 1996 through December 31, 1996.
(4) For 1997, represents: (i) fees paid to each of the Kaplans under operating agreements ($272,300 in each case); (ii) personal use of the Company automobile; (iii) paid medical benefits; and (iv) with respect to Glenn Kaplan only, partial payment of club membership dues. For 1996, represents: (i) fees paid by the Company under the operating agreements from October 1, 1996 through December 31, 1996 ( $73,114 in each case); (ii) personal use of The Kapson Group/Company-paid automobile; (iii) paid medical benefits; and (iv) with respect to Glenn Kaplan only, partial payment of club membership dues. For 1995, represents: (i) personal use of The Kapson Group-paid automobile; and
         (ii) with respect to Glenn Kaplan only, partial payment of club membership dues.
(5) For 1996 and 1995, represents, in each case, the Company's payment of premiums on a life insurance policy.
(6)      Raymond DioGuardi commenced employment in January 1997.

Stock Options

         The following table contains information concerning the grant of options under the Incentive Plan to the only named executive officer of the Company who was granted stock options during the year ended December 31, 1997. No stock appreciation rights ("SARS") were granted in 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                  Individual Grants
                              -----------------------------------------------------
                                               Percent of                                Potential Realizable
                                Number of         Total                                    Value at Assumed
                               Securities        Options                                    Annual Rates of
                               Underlying      Granted to     Exercise                    Stock Appreciation
                                 Options      Employees in      Price     Expiration        for Option Term
         Name                 Granted(#)(1)    Fiscal Year    ($/Share)     Date(2)       5%             10%
----------------------------  -------------    -----------    ---------     -------    ------------------------
Raymond DioGuardi...........      21,000          100.0%        $10.00      1/27/07     $58,019        $132,068

----------
(1) All options were granted pursuant to the Incentive Plan. The grant to Mr. DioGuardi is exercisable in annual increments of 25% of the total grant, beginning on the first anniversary of the date of grant. All options were granted at the fair market value of Common Stock on the effective date of grant.
(2) The option is subject to earlier termination if the officer's employment with the Company is terminated.

         The following table sets forth information for each of the named executive officers with respect to the value of options exercised during the year ended December 31, 1997 and the value of outstanding and unexercised options held as of December 31, 1997. There were no SARs exercised during 1997 and none were outstanding as of December 31, 1997.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                       Number of
                                                                 Securities Underlying             Value of Unexercised
                                     Shares                       Unexercised Options              In-the-Money Options
                                    Acquired      Value          at December 31, 1997             at December 31, 1997(1)
                                  on Exercise   Realized    -------------------------------   -------------------------------
                 Name                  ($)         ($)      Exercisable       Unexercisable   Exercisable       Unexercisable
------------------------------    -----------   --------    -----------       -------------   -----------       -------------
Raymond DioGuardi.............          --           --          0               21,000           $0               $102,375

----------
(1) Represents the difference between the closing market price of the Common Stock as reported by the Nasdaq National Market on December 31, 1997 of $14.875 per share and the exercise price per share of in-the-money options multiplied by the number of shares underlying the in-the-money options.

Employment Agreements

         On September 25, 1996, the Company entered into substantially similar employment agreements with each of Glenn Kaplan (as Chairman and Chief Executive Officer), Wayne L. Kaplan (as Vice Chairman, Senior Executive Vice President, Secretary and General Counsel) and Evan A. Kaplan (as President and Chief Operating Officer) (each individually, an "Executive"). Each agreement provides for an initial five-year term which is automatically renewable for successive one-year terms (the "Employment Term") unless either party gives written notice to the other at least six months prior to the expiration of the then Employment Term. During the Employment Term, the Executive will be obligated to devote substantially all his business time, energy, skill and efforts to the performance of his duties under the agreement and shall faithfully serve the Company, subject to his right to perform his obligations as operator of one or more of the Company's facilities in his individual capacity.

         The agreement currently provides for an annual base salary of $237,000 (as adjusted annually in the discretion of the Compensation Committee and also for cost of living increases) and a discretionary bonus. The Compensation Committee shall determine the amount of the bonus to be awarded to the Kaplans, taking into account the operating results of the Company as well as such subjective factors as the Compensation Committee deems appropriate and in the best interests of the Company and its stockholders, which bonus amount will be shared equally by the Kaplans. In addition, under the agreement the Executive will be entitled to long-term disability coverage, use of an automobile and club membership and benefits generally provided to executive employees.

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

         If the Executive terminates his employment with the Company for Good Reason (including the Company giving notice of non-renewal) or is terminated without Cause, he will receive severance pay (i) in an amount equal to two years' base salary and bonus, plus (ii) continued medical benefits for two years. The agreement provides that the Executive will have no obligation to mitigate the Company's financial obligations in the event of his termination for Good Reason or without Cause and there will be no offset against the Company's financial obligations for other amounts earned by the Executive. If termination is the result of the Executive's death or disability, the Company will pay to the Executive (or his estate) an amount equal to six months' base salary at his then current rate of pay (reduced in the case of disability by his long-term disability policy payments). If the Executive's employment is terminated by him for Good Reason or by the Company without Cause, he may also withdraw as an operator of the Company's facilities; in such an event, he will be entitled to receive twice his pro rata share of the operating fees (net of fees payable under the applicable management services agreement) for the preceding twelve months.

         For a description of the new employment agreements each of the Kaplans and Raymond DioGuardi entered into with the Company on February 23, 1998 in connection with the Transaction, see "Certain Relationships and Related Transactions--The Employment Agreements."

Compensation of Directors

         The Company pays its directors who are not employees of the Company an annual fee of $10,000 and a per meeting fee of $500 for each directors meeting and each committee meeting attended. Under the Incentive Plan, each non-employee director was granted a non-qualified option to purchase 10,000 shares of Common Stock at $10.00 per share (the price per share to the public in the Initial Public Offering) and each new non-employee director upon the date of his or her election or appointment will be granted a non-qualified option to purchase 10,000 shares of Common Stock at the fair market value on the date of grant. All options granted to non-employee directors will vest at the rate of 25% on each of the first four anniversaries of the date of grant, assuming the non-employee director is a director on those dates, and all such options generally will be exercisable for a period of ten years from the date of grant. Upon a Change of Control (as defined in the Incentive Plan), all unvested options (which have not yet expired) will automatically become 100% vested. Directors who are employees of the Company are not compensated for services as a director.

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

         CEO's Compensation; Compensation of the Kaplans

         Salary. The Company entered into employment agreements with each of Glenn Kaplan, Wayne L. Kaplan and Evan A. Kaplan prior to the formation of the Compensation Committee. Pursuant to such agreements, the Company paid to each Kaplan an annualized base salary of $234,144 from January 1, 1997 to December 31, 1997. These base salaries are competitive with those payable to executives holding corresponding positions at corporations within the Company's industry that are of comparable size. Individual experience and performance is considered when setting salaries within the range for each position, although the current employment agreements between the Company and each of the Kaplans provide that each Kaplan shall receive equal compensation. Annual reviews are held and adjustments are made based on attainment of individual goals and in a manner consistent with the Company's overall operating and financial performance. On February 23, 1998, the Board of Directors approved new employment agreements for each of the Kaplans and for the chief financial officer that will become effective at the Effective Time. See "Certain Relationships and Related Transactions--The Employment Agreements."

         Bonus. The Kaplans did not receive any bonus for the period from January 1, 1997 to December 31, 1997.

         Compensation of Other Executive Officers and Key Employees

         Base Salary. Base salaries paid in 1997 to the Company's executive officers and key employees are competitive with those payable to executives holding corresponding positions at corporations within the Company's industry that are of comparable size. Individual experience and performance are considered when setting salaries within the range for each position. Annual reviews are held and adjustments are made based on attainment of individual goals and in a manner consistent with the Company's overall operating and financial performance.

         Annual Bonus. The annual bonus is intended to motivate individual and team performance by creating potential to earn annual incentive awards that are contingent upon the performance of the Company and that are comparable to those payable to executives and key employees holding corresponding positions at corporations within the Company's industry that are of comparable size. There were no bonuses paid for 1997.

         Long-Term Incentives. The Company provides its executives and key employees with long-term incentive compensation through grants of stock options under the Company's stock option plans. The grant of stock options aligns the executive's interests with those of the Company's stockholders by providing the executive with an opportunity to purchase and maintain an equity interest in the Company and to share in the appreciation of the value of the Common Stock. The size of option grants is comparable to grants by other corporations within the Company's industry that are of comparable size.


                                       The Compensation Committee

                                       Glenn Kaplan
                                       Joseph G. Beck
                                       Gerald Schuster

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table shows as of March 5, 1998 the beneficial ownership of Common Stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer of the Company, and (iv) directors and executive officers as a group.

                                                        Shares of
                                                         Common
                                                          Stock        Percent
                                                       Beneficially      of
Name and Address of Beneficial Owner (1)                  Owned         Class
----------------------------------------                  -----         -----
Glenn Kaplan                                          4,150,000 (2)      53.5
Wayne L. Kaplan                                       4,150,000 (2)      53.5
Evan A. Kaplan                                        4,150,000 (2)      53.5
Raymond DioGuardi                                      21,000 (3)          *
Joseph G. Beck                                         11,000 (3)          *
Bernard J. Korman                                      10,000 (3)          *
Risa Lavizzo-Mourey, M.D.                              10,000 (3)          *
Gerald Schuster                                        15,000 (3)          *

All directors and executive officers as a
 group (8 persons) (4)                                4,217,000          54.4

Prometheus Senior Quarters LLC
30 Rockefeller Center
New York, New York 10020 (5)                          4,150,000 (6)      53.5
Sirach Capital Management, Inc.
600 University Street
Seattle, Washington 98101 (7)                            730,300          9.4
Magten Asset Management Corp.
35 East 21st Street
New York, New York 10010 (8)                             689,200          8.9

----------

*        Less than one percent.

(1) Unless otherwise indicated, the address of the listed persons is c/o Kapson Senior Quarters Corp., 125 Froehlich Farm Boulevard, Woodbury, New York 11797.
(2) Includes shares owned of record by the Kaplans, each of whom shares voting and dispositive power over all of these shares, and Herbert and Jean Kaplan, who have a pecuniary interest in and have shared voting and dispositive power over 300,001 shares of Common Stock. Herbert and Jean Kaplan are the parents of the Kaplans.
(3) Includes shares of Common Stock which the directors and executive officers have the right to acquire through the exercise of options, as follows: Raymond DioGuardi - 21,000 (5,250 of which are currently vested); Joseph G. Beck - 10,000; Bernard Korman - 10,000; Risa Lavizzo-Mourey - 10,000; and Gerald Schuster - 10,000 shares.
(4) Includes shares of Common Stock as indicated in the preceding footnotes.
(5)      Parent is wholly owned by LFREI.
(6) Parent has the right to cause the shares of Common Stock beneficially owned by the Kaplans to be voted in favor of the Merger Agreement and has an option to acquire all of such shares and, therefore, Parent may be deemed to be the beneficial owner of such shares.
(7) Information regarding Sirach Capital Management, Inc. ("Sirach") was obtained from a Schedule 13G filed by it with the Commission on January 30, 1997. Such Schedule 13G states that Sirach, a Washington corporation, is an investment advisor that has sole voting power and sole dispositive power over 730,300 shares of Common Stock.
(8) Magten Asset Management Corp., a Delaware corporation, is an investment advisor that has shared voting power over 468,700 shares of Common Stock and shared dispositive power over 689,200 shares of Common Stock.

         The following table shows as of March 5, 1998 the beneficial ownership of Preferred Stock with respect to (i) each person who was known by the Company to own beneficially, upon conversion of its shares of Preferred Stock, more than 5% of the outstanding shares of Common Stock. To the knowledge of the Company, none of the directors, Parent Designees or executive officers owns any shares of Preferred Stock.

                                          Shares of
                                          Preferred
                                            Stock                       "As
                                        Beneficially  Percent of    Converted"
Name and Address of Beneficial Owner        Owned        Class    Percentage (1)
------------------------------------        -----        -----    --------------
J.P. Morgan & Co., Incorporated
60 Wall Street
New York, New York 10260                   420,000       17.5         13.0(2)

Dean Witter Intercapital
2 World Trade Center
New York, New York 10048                   345,000       14.4          7.9

Guardian Life Insurance Co. of America
201 Park Avenue South
New York, New York 10003                   320,000       13.3          7.4

Forest Investment Management LLC
53 Forest Avenue
Old Greenwich, Connecticut 06810(3)        240,000       10.0          5.6

                                          Shares of
                                          Preferred
                                            Stock                       "As
                                        Beneficially  Percent of    Converted"
Name and Address of Beneficial Owner        Owned        Class    Percentage (1)
------------------------------------        -----        -----    --------------
General Motors Investment Management
Corporation
767 Fifth Avenue
New York, New York 10153 (4)               220,000        9.2          5.2

----------
(1) Percentage of Common Stock that each stockholder would own assuming only that stockholder has converted its shares of Preferred Stock into Common Stock.
(2) Includes 304,000 shares of Common Stock beneficially owned by J.P. Morgan & Co., Incorporated ("J.P. Morgan").
(3) Information regarding Forest Investment Management LLC ("Forest") was obtained primarily from a Schedule 13G filed by it with the Commission on February 17, 1998. Forest, as an investment advisor, Founders Financial Group L.P. ("Founders"), as the owner of a controlling interest in Forest, Michael A. Boyd, Inc. ("MAB, Inc."), as the general partner of Founders, and Michael A. Boyd, as the sole director and shareholder of MAB, Inc., upon conversion of the 240,000 shares of the Preferred Stock held by each of them, each would have sole voting power and sole dispositive power over 462,240 shares of Common Stock.
(4) Information regarding General Motors Investment Management Corporation ("GMIMCo") was obtained from a Schedule 13G filed by it with the Commission on March 3, 1998. Such Schedule 13G states that General Motors Employees Domestic Group Pension Trust (the "Trust"), a trust formed under and for the benefit of one or more employee benefit plans (the "Plans") of General Motors Corporation, and GMIMCo, as investment advisor to the Plans, may acquire, and thus are deemed to be the beneficial owners of, these shares, which are currently beneficially owned by J.P. Morgan, as an investment manager with respect to the Plans, because of GMIMCo's authority to terminate J.P. Morgan. Such shares are also reported in the above table as being beneficially owned by J.P. Morgan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements Regarding the Operation of Certain of the Company's Facilities

         Because of New York law and regulations, the Kaplans individually currently are, and subsequent to any consummation of the Offer or the Merger will continue to be, the operators of most of the Company's assisted living facilities located in New York until such time as a successor entity controlled by one of the Kaplans and an individual associated with LFREI is approved as a replacement operator in accordance with applicable law. Subsequent to consummation of the Merger, each operating agreement with a facility that is wholly owned by the Company will have a term of five years and provide for a management fee to the operators of $5,000 per month. The current operating agreements with facilities not wholly owned by the Company generally have a term of at least five years and provide for an operating fee equal to 5% of gross revenues or the greater of 5% of gross revenues and a minimum fee (if there is a minimum fee, it is usually set at $150,000 per annum which, in some instances, will phase out over a period of time) and the Company may also be entitled to an incentive fee. The Kaplans or the successor entity, as operators of each of these facilities, will engage a wholly owned subsidiary of the Company to provide certain management services in connection with the day-to-day operations of each facility, in each case pursuant to a separate management agreement. The term of the management agreements will be five years. The fee payable to the Company's subsidiary under each management agreement with a facility operated by the Kaplans or a successor entity and wholly owned by the Company will be $4,000 per month. The fee payable to the Company's subsidiary under management agreements related to facilities that are not wholly owned by the Company will be the greater of (i) 5% of total gross revenues less $1,000 or (ii) $11,500 per month, but the foregoing fee will be contingent on the operators receiving payment of said amount from the owner of the facility. To the extent one or more of the Kaplans retains operating fees, such amounts will be offset against the Company's payment obligations under their employment agreements with the Company. The Company has agreed to indemnify the Kaplans from and against any losses, claims, damages and other liabilities they may sustain as a result of their serving as operators of any facility owned by the Company or its affiliates after the Merger or, under certain circumstances, after the Offer.

         Pursuant to a letter agreement among the Company, the Kaplans, the Offeror and Parent, dated February 23, 1998 (the "Home Health Agency Letter Agreement"), the Kaplans have agreed, for no monetary consideration, to use their reasonable best efforts to arrange and obtain regulatory approval for the transfer of responsibility for the operation of the KLHCSA to the Company promptly after the consummation of the Offer or the Merger. The Kaplans have also agreed to cause KLHCSA to maintain its existing business arrangements with the Company and its subsidiaries until the ownership of KLHCSA is transferred to the Company, which the parties acknowledge may take a considerable period of time due to the need for regulatory review of the transfer application by the New York Department of Health.

         The operating agreements, the Interim Management Services Agreement and the Master Management Services Agreement are in the process of being revised to conform to comments recently received from the New York State Department of Health. These revisions will reduce the role of the Company in the operation of the New York facilities and increase the authority of the operator of the New York facilities.

Indemnification and Insurance

         The Merger Agreement provides that Parent will cause the Surviving Corporation to keep in effect provisions in its Certificate of Incorporation and By-laws providing for exculpation of director and officer liability and indemnification of each person who is now or has at any time prior to the date of the Merger Agreement been entitled to the benefit of the indemnification provisions set forth in the Company's Certificate of Incorporation and By-laws (the "Indemnified Parties"), to the fullest extent now or hereafter permitted under the DGCL, which provisions will not be amended except as required by applicable law or except to make changes permitted by law that would enlarge the Indemnified Parties' right of indemnification. Pursuant to the Merger Agreement, the Surviving Corporation will pay all expenses, including attorneys' fees, that may be incurred by any Indemnified Parties in enforcing the indemnity obligations provided for in this paragraph. The Merger Agreement provides that the rights of each Indemnified Party thereunder will be in addition to any other rights such Indemnified Party may have under the Certificate of Incorporation or By-laws of the Company, under the DGCL or otherwise. Further, the Merger Agreement provides that for the period from the time the Offeror first purchases Shares pursuant to the Offer through the Effective Time, Parent will not permit the Company to amend the provisions in its Certificate of Incorporation or By-laws providing for exculpation of directors' and officers' liability and indemnification of the Indemnified Parties.

         Under the Merger Agreement, the Surviving Corporation will maintain in effect for not less than three years after the Effective Time the current policies of directors' and officers' liability insurance maintained by the Company with respect to matters occurring on or prior to the Effective Time; provided, however, that the Surviving Corporation may substitute therefor policies of at least the same coverage (with carriers comparable to the Company's existing carriers) containing terms and conditions which are no less advantageous to the Indemnified Parties; provided, however, that the Surviving Corporation will not be required to maintain or procure such coverage to pay an annual premium in excess of 150% of the current annual premium paid by the Company for its coverage (the "Cap"); and provided, further, that if equivalent coverage cannot be obtained, or can be obtained only by paying an annual premium in excess of the Cap, the Surviving Corporation will be required to obtain only as much coverage as can be obtained by paying an annual premium equal to the Cap.

The Stockholder Agreement

         Pursuant to the Stockholder Agreement, the Kaplans, who beneficially own in the aggregate approximately 54% of the outstanding shares of Common Stock, have agreed to tender and sell to Parent pursuant to the Offer all the Common Stock held by them and not to withdraw any Common Stock tendered in the Offer.

         Each of the Kaplans has further agreed to: (1) vote all of the shares of Common Stock beneficially owned by him in favor of the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement; (2) vote the shares of Common Stock beneficially owned by him against any action or agreement involving a sale of such shares, merger or sale of substantially all of the assets of the Company that would result in a breach in any material respect of any obligation of the Company under the Merger Agreement; and (3) vote the shares of Common Stock beneficially owned by him against any action or agreement that would reasonably be expected to impede, interfere with, delay or attempt to discourage the Merger. If any of the Kaplans fails to comply with the foregoing, as determined by Parent in its sole discretion, such failure will result in the automatic, irrevocable appointment of Parent as the attorney and proxy of such Kaplan, with full power of substitution, to vote, and otherwise act with respect to, all shares of Common Stock that such Kaplan is entitled to vote on any of the foregoing matters.

         The Kaplans also have granted to Parent an irrevocable option (the "Stock Option") to purchase for $14.50 per share (i) all, but not less than all, of the shares of Common Stock beneficially owned by the Kaplans and (ii) any additional shares of Common Stock acquired by the Kaplans during the term of the Stockholder Agreement. The Stockholder Agreement sets no limitation on the number of shares of Common Stock the Kaplans can own. The Stock Option may be exercised by Parent at any time prior to the termination of the Stockholder Agreement and prior to the earliest to occur of (i) the first anniversary of the date of the Stockholder Agreement, (ii) if the Merger Agreement is terminated, or Parent provides written or oral notice to the Company that it elects not to consummate the Offer or close the transactions contemplated by the Merger Agreement, as a result of the failure of any of the conditions specified in Exhibit A to the Merger Agreement, and at the time of such termination or notice there does not exist any Alternative Proposal (as defined in the Merger Agreement) at $14.50 or more per share of Common Stock for 75% or more of the outstanding Common Stock of the Company, the termination of the Merger Agreement and (iii) if the Merger Agreement is terminated, or Parent provides written or oral notice to the Company that it elects not to consummate the Offer or close the transactions contemplated by the Merger Agreement, as a result of the failure of any of the conditions specified in Exhibit A to the Merger Agreement, and at the time of such termination or notice there exists any Alternative Proposal at $14.50 or more per share of Common Stock for 75% or more of the outstanding Common Stock of the Company, the date six months after the date of the termination of the Merger Agreement; provided, however, that if a tender offer is commenced by any party or entity other than Parent and its affiliates with respect to the Common Stock, then, notwithstanding any provision of the Stockholder Agreement, the Kaplans may tender all or any of their shares of Common Stock into such tender offer on or before the time 48 hours before the expiration of such offer.

         Each of the Kaplans has also made certain covenants with respect to the disposition or encumbrance of the shares of Common Stock beneficially owned by him, the acquisition of additional shares and the solicitation of transactions relating to the shares of Common Stock beneficially owned by him. Each of the Kaplans has further agreed that, in the event of any change in the capitalization of the Company, he will adjust the number and kind of the shares of Common Stock beneficially owned by him and the consideration payable in respect of such shares so as to restore to Parent its rights and privileges under the Stockholder Agreement.

The Employment Agreements

         In connection with the execution of the Merger Agreement, the Company has entered into an amended and restated employment agreement with each of the following employees: (1) Glenn Kaplan as Chief Executive Officer; (2) Evan A. Kaplan as Chief Operating Officer; (3) Wayne L. Kaplan as Senior Executive Vice President, Secretary or General Counsel; and (4) Raymond DioGuardi as Chief Financial Officer. Base compensation under the employment agreements will be not less than $250,000 per year for Glenn Kaplan, not less than $225,000 per year for Evan A. Kaplan, not less than $200,000 per year for Wayne L. Kaplan and not less than $175,000 per year for Mr. DioGuardi. In addition, each of the employees will be entitled to receive a target bonus, based upon the Company's achievement of certain operating and/or financial goals, equal to a specified percentage of each employee's then current annual base salary (up to 75% in the case of Glenn Kaplan and Wayne L. Kaplan, up to 100% in the case of Evan A. Kaplan and up to 50% in the case of Mr. DioGuardi). With respect to each of Glenn Kaplan, Evan A. Kaplan and Wayne L. Kaplan, any bonus payable in respect of the fiscal year beginning January 1, 1998 shall be payable, with interest at an annual rate equal to 4%, within five days following the end of fiscal year 1999; provided, however, that no bonus shall be payable for such fiscal year in the event the employee's employment with the Company shall have been terminated by the Company for "Cause" (as defined in such employee's employment agreement) or voluntarily by the employee without "Good Reason" (as defined in such employee's employment agreement) on or prior to December 31, 1999. The Board of Directors may increase an employee's bonus for any fiscal year to an amount greater than the percentages specified above; provided, however, that the Company has attained no less than 95% of the applicable operating or financial goals for such fiscal year. Each of the employees shall be eligible to participate in all benefit plans and receive all fringe benefits available to similarly situated employees which, in the aggregate, shall be no less favorable than those provided to any other employee of the Company determined as of the date of the employment agreements.

         The term of each agreement is for two years commencing at the Effective Time, which term will be automatically renewed for successive one-year terms unless either party gives written notice no less than six months prior to the then applicable term that the term will not be so extended. The Company may terminate the employees at any time and for any reason, but the employees may resign only for Good Reason. If an employee's employment with the Company is terminated: (i) by the Company other than for Cause, death or disability; or
(ii) voluntarily by the employee with Good Reason, the employment agreement provides that the Company will continue to pay such employee an amount equal to his then current annual base salary for the remainder of the then applicable employment term, and the Company will continue such employee's then current medical coverage for a period of two years following the termination of the employee's employment.

         Pursuant to non-competition covenants contained in the employment agreements, each of the employees has agreed that he will not, during the term of his employment and for a period of three years after the date of his termination (five years if he is terminated for Cause), directly or indirectly own, manage, operate, join, control, be employed by or participate in the ownership, management, operation or control of, or be connected in any manner, including, but not limited to, holding the positions of stockholder, director, officer, consultant, independent contractor, employee, partner or investor, with any person or entity engaged in the business of providing assisted living, independent living, skilled nursing facilities or continuing care retirement centers (containing assisted living, independent living and skilled nursing facilities in one campus) (each a "Competitive Business") within a 25-mile radius of any such business operated or in the pipeline to be operated (to the extent the employee has knowledge thereof after due inquiry) by the Company, LFREI or any affiliate of LFREI (a "Competing Enterprise"); provided, however, that if Mr. DioGuardi's employment with the Company shall be terminated by his giving notice of his intention not to extend his employment past the second anniversary of the effective date of his employment agreement (the "Initial Term"), he shall not be precluded from accepting the position of chief financial officer with any Competing Enterprise; and provided, further, that if Mr. DioGuardi's employment is terminated by the Company giving notice of its intention not to extend his employment beyond the Initial Term (a "Limited DioGuardi Termination"), Mr. DioGuardi shall have no restriction on his employment after the Initial Term.

         In addition, during the term of his employment and for a period of two years thereafter, each of the employees has agreed not to interfere with the Company's relationship with, or endeavor to entice away from the Company, any person who at any time during the employee's term of employment was an employee or customer of the Company or otherwise had a material business relationship with the Company. With respect to each of Glenn Kaplan, Evan A. Kaplan and Wayne
L. Kaplan, the foregoing shall not apply with respect to Mr. DioGuardi if (i) Mr. DioGuardi's employment shall have terminated pursuant to a Limited DioGuardi Termination; and (ii) Mr. DioGuardi shall not be employed in any Competitive Business.

The Escrow Agreement

         Pursuant to an Escrow Agreement, dated as of February 23, 1998, among the Kaplans, the Company, the Offeror and Parent and a letter agreement among the same parties dated as of the same date (collectively, the "Escrow Agreement"), the Kaplans have agreed that $6,000,000 of the proceeds from the shares tendered by them in the Offer or sold by the Kaplans to Parent pursuant to the Stockholder Agreement will be placed in escrow. The escrowed funds will be delivered to the Company if the Kaplans or any of the Kaplans licensed to operate certain of the Company's facilities loses any such operating certificate or if the Kaplans cause any such facility to be without a licensed operator as a result of the breach by the Kaplans of their obligations under certain agreements between the Kaplans and the Company (a "License Loss Breach") to the extent that such License Loss Breach damages the Company. The escrowed funds will be delivered to the Kaplans upon (i) the retention by the Kaplans of such operating certificates for a given period of time, (ii) the issuance of such operating certificates for all such facilities to a Replacement Operator (as defined in the Escrow Agreement), or (iii) the satisfaction of certain other conditions.

Certain Transactions Regarding Sales of Common Stock

         Restrictions on Transfer. Each Kaplan has agreed with the Company that he will not, for as long as he will be the licensed operator of any of the Company's facilities, transfer any shares of Common Stock if it would result in his personally owning fewer than 500,000 shares of Common Stock initially, or 250,000 shares of Common Stock after the fifth anniversary of the consummation of the Initial Public Offering, in each case subject to certain exceptions. In addition, a stockholders agreement between the Kaplans and the Company provides
(i) each Kaplan with a right of first refusal with respect to a transfer of the shares of Common Stock of the other Kaplans, except for a limited exception in the case of death, and (ii) that the Kaplans will vote all their shares of Common Stock as a unit. In connection with the Offer, the Board of Directors of the Company has agreed to release the Kaplans from their obligation each to maintain ownership of 500,000 shares of Common Stock, and the Kaplans have waived their rights of first refusal with respect to each other's shares to be sold pursuant to the Offer.

         Registration Rights. Each of the Kaplans, along with Herbert Kaplan, who beneficially own in the aggregate 4,150,000 shares of Common Stock, is entitled to certain rights with respect to the registration of such shares under the Securities Act. These rights are subject to certain restrictions, conditions and limitations, including the right of the underwriters of an offering to limit the number of shares included in such registration.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

         (a) See Index to Financial Statements immediately following Exhibit Index.

         (b) A Form 8-K with respect to Item 5 was filed October 2, 1997.

         (c) Exhibits

2.1 Agreement, dated as of August 27, 1997, between Kapson Lynbrook Corp. and Pensun Associates, as amended September 29, 1997 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 30, 1998).

2.2 Amended and Restated Agreement and Plan of Merger, dated as of February 23, 1998, among Prometheus Senior Quarters, LLC, Prometheus Acquisition Corp. and the Company (incorporated by reference to Exhibit 1 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2, 1998).

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

4.1 Certificate of Designations of $2.00 Convertible Exchangeable Preferred Stock, par value $.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 3, 1997).

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

10.4 Form of Registration Rights Agreement among the Company, Glenn Kaplan, Wayne L. Kaplan, Evan A. Kaplan and Herbert Kaplan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.5 Form of Stockholder Agreement among the Company, Glenn Kaplan, Wayne L. Kaplan and Evan A. Kaplan (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.6 Form of Employment Agreement between each of Glenn Kaplan, Wayne L. Kaplan and Evan A. Kaplan and the Company (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.7     Form of Indemnification Agreement (incorporated by reference to Exhibit
         10.24 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.8 Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing made March 1996 by Kapson Rochester Manor, LLC in favor of Health Care REIT, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.9 Mortgage Note in the sum of $3,890,625.00, dated March 1996, made by Kapson Rochester Manor, LLC to the order of Health Care REIT, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No.
         33-5945)).

10.10 Loan Agreement, dated March 1996, between Kapson Rochester Manor, LLC and Health Care REIT, Inc. (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.11 Form of Health Care REIT, Inc. $140 million Credit Facility Commitment Letter (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.12 Amendment, dated October 16, 1996, to Health Care REIT, Inc. Credit Facility Commitment Letter (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated March 31, 1997).

10.13 Waiver of covenants by Health Care REIT, Inc. dated March 6, 1997 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated March 31, 1997).

10.14    Form of operating agreement among Glenn Kaplan, Wayne L. Kaplan, Evan
         A. Kaplan and Senior Quarters Management Corp. (incorporated by reference to Exhibit 3 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2, 1998).

10.15 Master Management Services Agreement, dated as of September 30, 1997, among Glenn Kaplan, Wayne L. Kaplan, Evan A. Kaplan and Senior Quarters Management Corp. (incorporated by reference to Exhibit 4 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2, 1998).

10.16 Interim Management Services Agreement, dated as of September 30, 1997, among Glenn Kaplan, Wayne L. Kaplan, Evan A. Kaplan and Senior Quarters Management Corp. (incorporated by reference to Exhibit 5 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2, 1998).

10.17    Letter agreement relating to the indemnification of Glenn Kaplan, Wayne
         L. Kaplan and Evan A. Kaplan by Kapson Senior Quarters Corp. (incorporated by reference to Exhibit 6 to the Company's
         Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2,
         1998).

10.18 Home Health Agency letter agreement, dated February 23, 1998, among Glenn Kaplan, Wayne L. Kaplan, Evan A. Kaplan, Kapson Senior Quarters Corp., Prometheus Senior Quarters, LLC and Prometheus Acquisition Corp. (incorporated by reference to Exhibit 7 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2,
         1998).

10.19 Second Amended and Restated Stockholders Agreement, dated as of February 23, 1998, among Prometheus Senior Quarters, LLC, Glenn Kaplan, Wayne L. Kaplan and Evan A. Kaplan (incorporated by reference to
         Exhibit 8 to the Company's Solicitation/Recommendation Statement on
         Schedule 14D-9 dated March 2, 1998).

10.20 Amended and Restated Employment Agreement, dated as of February 23, 1998, between Kapson Senior Quarters Corp. and Glenn Kaplan (incorporated by reference to Exhibit 9 to the Company's
         Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2,
         1998).

10.21 Amended and Restated Employment Agreement, dated as of February 23, 1998, between Kapson Senior Quarters Corp. and Wayne L. Kaplan (incorporated by reference to Exhibit 10 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2,
         1998).

10.22 Amended and Restated Employment Agreement, dated as of February 23, 1998, between Kapson Senior Quarters Corp. and Evan A. Kaplan (incorporated by reference to Exhibit 11 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2,
         1998).

10.23 Amended and Restated Employment Agreement, dated as of February 23, 1998, between Kapson Senior Quarters Corp. and Raymond DioGuardi (incorporated by reference to Exhibit 12 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2,
         1998).

10.24 Amended and Restated Escrow Agreement, dated as of February 23, 1998, and related letter agreement among Glenn Kaplan, Wayne L. Kaplan, Evan
         A. Kaplan, Kapson Senior Quarters Corp. and Prometheus Acquisition Corp. (incorporated by reference to Exhibit 13 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2,
         1998).

21.1*    Subsidiaries of the Company.

27.1*    Financial Data Schedule.

----------

*        Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KAPSON SENIOR QUARTERS CORP.


                                      By: /s/ Glenn Kaplan
                                          ------------------------------------
                                          Glenn Kaplan
                                          Chairman and Chief Executive Officer

Date: March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Glenn Kaplan
------------------------  Chairman of the Board of Directors     March 31, 1998
Glenn Kaplan              and Chief Executive Officer
                          (principal executive officer)

/s/ Wayne L. Kaplan
------------------------  Senior Executive Vice President,       March 31, 1998
Wayne L. Kaplan           Vice Chairman, Secretary and Director

/s/ Evan A. Kaplan
------------------------  President, Chief Operating             March 31, 1998
Evan A. Kaplan            Officer and Director

/s/ Raymond DioGuardi
------------------------  Chief Financial Officer                March 31, 1998
Raymond DioGuardi         (principal financial officer and
                          principal accounting officer)

/s/ Bernard J. Korman
------------------------  Director                               March 31, 1998
Bernard J. Korman

/s/ Gerald Schuster
------------------------  Director                               March 31, 1998
Gerald Schuster

/s/ Joseph G. Beck
------------------------  Director                               March 31, 1998
Joseph G. Beck


------------------------  Director                               March __, 1998
Risa Lavizzo-Mourey, M.D.

                                  EXHIBIT INDEX

2.1 Agreement, dated as of August 27, 1997, between Kapson Lynbrook Corp. and Pensun Associates, as amended September 29, 1997 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 30, 1998).

2.2 Amended and Restated Agreement and Plan of Merger, dated as of February 23, 1998, among Prometheus Senior Quarters, LLC, Prometheus Acquisition Corp. and the Company (incorporated by reference to Exhibit 1 to the Company's Solicitation/Recommendation Statement on
          Schedule 14D-9 dated March 2, 1998).

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

4.1 Certificate of Designations of $2.00 Convertible Exchangeable Preferred Stock, par value $.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 3, 1997).

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

10.4 Form of Registration Rights Agreement among the Company, Glenn Kaplan, Wayne L. Kaplan, Evan A. Kaplan and Herbert Kaplan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.5      Form of Stockholder Agreement among the Company, Glenn Kaplan, Wayne
          L. Kaplan and Evan A. Kaplan (incorporated by reference to Exhibit
          10.22 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.6 Form of Employment Agreement between each of Glenn Kaplan, Wayne L. Kaplan and Evan A. Kaplan and the Company (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.7      Form of Indemnification Agreement (incorporated by reference to
          Exhibit 10.24 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.8 Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing made March 1996 by Kapson Rochester Manor, LLC in favor of Health Care REIT, Inc. (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.9 Mortgage Note in the sum of $3,890,625.00, dated March 1996, made by Kapson Rochester Manor, LLC to the order of Health Care REIT, Inc. (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.10 Loan Agreement, dated March 1996, between Kapson Rochester Manor, LLC and Health Care REIT, Inc. (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.11 Form of Health Care REIT, Inc. $140 million Credit Facility Commitment Letter (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1 dated September 26, 1996 (Registration No. 33-5945)).

10.12 Amendment, dated October 16, 1996, to Health Care REIT, Inc. Credit Facility Commitment Letter (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated March 31, 1997).

10.13 Waiver of covenants by Health Care REIT, Inc. dated March 6, 1997 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated March 31, 1997).

10.14     Form of operating agreement among Glenn Kaplan, Wayne L. Kaplan, Evan
          A. Kaplan and Senior Quarters Management Corp. (incorporated by reference to Exhibit 3 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2, 1998).

10.15 Master Management Services Agreement, dated as of September 30, 1997, among Glenn Kaplan, Wayne L. Kaplan, Evan A. Kaplan and Senior Quarters Management Corp. (incorporated by reference to Exhibit 4 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2, 1998).

10.16 Interim Management Services Agreement, dated as of September 30, 1997, among Glenn Kaplan, Wayne L. Kaplan, Evan A. Kaplan and Senior Quarters Management Corp. (incorporated by reference to Exhibit 5 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2, 1998).

10.17 Letter agreement relating to the indemnification of Glenn Kaplan, Wayne L. Kaplan and Evan A. Kaplan by Kapson Senior Quarters Corp. (incorporated by reference to Exhibit 6 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2,
          1998).

10.18 Home Health Agency letter agreement, dated February 23, 1998, among Glenn Kaplan, Wayne L. Kaplan, Evan A. Kaplan, Kapson Senior Quarters Corp., Prometheus Senior Quarters, LLC and Prometheus Acquisition Corp. (incorporated by reference to Exhibit 7 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2,
          1998).

10.19 Second Amended and Restated Stockholders Agreement, dated as of February 23, 1998, among Prometheus Senior Quarters, LLC, Glenn Kaplan, Wayne L. Kaplan and Evan A. Kaplan (incorporated by reference to Exhibit 8 to the Company's Solicitation/Recommendation Statement on
          Schedule 14D-9 dated March 2, 1998).

10.20 Amended and Restated Employment Agreement, dated as of February 23, 1998, between Kapson Senior Quarters Corp. and Glenn Kaplan (incorporated by reference to Exhibit 9 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2,
          1998).

10.21 Amended and Restated Employment Agreement, dated as of February 23, 1998, between Kapson Senior Quarters Corp. and Wayne L. Kaplan (incorporated by reference to Exhibit 10 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2,
          1998).

10.22 Amended and Restated Employment Agreement, dated as of February 23, 1998, between Kapson Senior Quarters Corp. and Evan A. Kaplan (incorporated by reference to Exhibit 11 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2,
          1998).

10.23 Amended and Restated Employment Agreement, dated as of February 23, 1998, between Kapson Senior Quarters Corp. and Raymond DioGuardi (incorporated by reference to Exhibit 12 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2,
          1998).

10.24 Amended and Restated Escrow Agreement, dated as of February 23, 1998, and related letter agreement among Glenn Kaplan, Wayne L. Kaplan, Evan
          A. Kaplan, Kapson Senior Quarters Corp. and Prometheus Acquisition Corp. (incorporated by reference to Exhibit 13 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated March 2,
          1998).

21.1*     Subsidiaries of the Company.

27.1*     Financial Data Schedule.

----------

*         Filed herewith.

                          Index to Financial Statements

                          KAPSON SENIOR QUARTERS CORP.
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Report of Independent Accountants                                       F-2

Consolidated Balance Sheet of the Company as of December 31, 1997       F-3
      and 1996

Consolidated Statement of Operations of the Company for the years       F-4
      ended December 31, 1997 and 1996, and the Combined
      Statement of Operations of the Predecessor for the year ended December 31, 1995

Consolidated Statement of Shareholders' Equity of the Company for       F-5
      the years ended December 31, 1997 and 1996, and the Combined Statement of Shareholders' and Partners' Deficit of the Predecessor for the year ended December 31, 1995.

Consolidated Statement of Cash Flows of the Company for the years       F-6
      ended December 31, 1997 and 1996 and the Combined Statement of Cash Flows of the Predecessor for the year ended
      December 31, 1995

Notes to Consolidated and Combined Financial Statements              F-7 - F-24

Report of Independent Accountants

To the Shareholders of
Kapson Senior Quarters Corp.

We have audited the accompanying consolidated balance sheets of Kapson Senior Quarters Corp. (the "Company" as defined in Note 1) as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years then ended. We have also audited the combined statements of operations, shareholders' and partners' deficit and cash flows of The Kapson Group (the "Predecessor" as defined in Note 1) for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kapson Senior Quarters Corp. as of December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles. Further, in our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of The Kapson Group for the year ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                        Coopers & Lybrand L.L.P.


New York, New York
March 6, 1998

                          KAPSON SENIOR QUARTERS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                         1997             1996
                                                                    -------------    -------------
Current assets
   Cash and cash equivalents                                        $  21,848,929    $  16,053,307
   Accounts receivable                                                    688,024           80,329
   Prepaid expenses and other current assets                            1,162,820          574,733
   Deferred income taxes                                                  420,052          503,000
                                                                    -------------    -------------

       Total current assets                                            24,119,825       17,211,369

Property and equipment, net                                           103,809,324       58,377,735
Facility development costs                                             17,771,391        1,190,727
Restricted cash                                                         2,726,375        3,134,695
Deferred financing costs, net                                           3,674,129        2,595,407
Intangibles, net                                                        7,344,575        4,821,842
Investment in joint ventures                                            1,773,196          551,829
Other assets                                                            9,292,578        8,104,648
                                                                    -------------    -------------

       Total assets                                                 $ 170,511,393    $  95,988,252
                                                                    =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt                                $     729,731    $     943,658
   Accounts payable and accrued expenses                                6,163,529        3,294,040
   Deferred revenue                                                       910,071          519,168
                                                                    -------------    -------------

       Total current liabilities                                        7,803,331        4,756,866

Long-term debt                                                         84,220,586       72,408,516
Loan payable                                                              548,063          555,000
Resident security deposits                                              2,519,942        1,725,192
Deferred income taxes                                                     711,510        2,542,000
Deferred interest payable                                                      --          147,500
Construction retainage payable                                          1,219,879          613,057
                                                                    -------------    -------------

       Total liabilities                                               97,023,311       82,748,131
                                                                    -------------    -------------

Minority interest                                                       8,990,835          948,925
                                                                    -------------    -------------

Committments and Contingencies (Note 10)

Shareholders' equity
   Preferred stock; $.01 par value; 10,000,000 shares authorized,
      2,400,000 issued and outstanding                                     24,000               --
   Common stock; $.01 par value, 30,000,000 shares authorized,
      7,750,000 issued and outstanding                                     77,500           77,500
Additional paid-in capital                                             73,566,573       16,603,348
Accumulated deficit                                                    (9,170,826)      (4,389,652)
                                                                    -------------    -------------

       Total shareholders' equity                                      64,497,247       12,291,196
                                                                    -------------    -------------

       Total liabilities and shareholders' equity                   $ 170,511,393    $  95,988,252
                                                                    =============    =============

 The accompanying notes are an integral part of these consolidated and combined financial statements.

      CONSOLIDATED STATEMENTS OF OPERATIONS OF KAPSON SENIOR QUARTERS CORP.
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
          AND THE COMBINED STATEMENT OF OPERATIONS OF THE KAPSON GROUP
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                            1997            1996            1995
                                                                    ------------    ------------    ------------
Revenues:
   Assisted living revenues                                          $34,881,837     $22,533,855     $14,275,484
   Management fees                                                     2,339,719       1,080,223         442,825
   Other - affiliates                                                         --              --          45,065
                                                                    ------------    ------------    ------------

       Total revenues                                                 37,221,556      23,614,078      14,763,374
                                                                    ------------    ------------    ------------

Operating expenses:
   Assisted living operating expenses                                 23,603,861      14,804,083       8,314,372
   Facility rent                                                       2,053,816              --              --
   General and administrative                                          5,246,731       3,648,407       1,658,658
   Depreciation and amortization                                       3,096,314       2,256,682       1,233,843
   Transactional expenses                                                678,280              --              --
                                                                    ------------    ------------    ------------

       Total operating expenses                                       34,679,002      20,709,172      11,206,873
                                                                    ------------    ------------    ------------

Operating income                                                       2,542,554       2,904,906       3,556,501

Equity in (loss) income from joint ventures                              (69,833)         76,829              --
Interest income                                                        1,686,186         462,812          44,234
Interest expense                                                      (6,480,345)     (6,514,389)     (3,935,796)
Other income (expense), net                                             (919,141)       (205,074)        (34,065)
                                                                    ------------    ------------    ------------

Loss before minority interest                                         (3,240,579)     (3,274,916)       (369,126)
Minority interest in net loss of partnerships                            368,886         924,264          15,845
                                                                    ------------    ------------    ------------

Loss before provision for income taxes and extraordinary item         (2,871,693)     (2,350,652)       (353,281)
Benefit (provision) for income taxes, deferred                         1,199,398      (2,039,000)             --
                                                                    ------------    ------------    ------------

Loss before extraordinary item                                        (1,672,295)     (4,389,652)       (353,281)
Extraordinary item, net                                                 (822,212)             --              --
                                                                    ------------    ------------    ------------

     Net loss                                                        ($2,494,507)    ($4,389,652)      ($353,281)

Preferred dividends                                                    2,286,667              --              --
                                                                    ------------    ------------    ------------
Net loss available to common shareholders                            ($4,781,174)    ($4,389,652)      ($353,281)
                                                                    ============    ============    ============

Loss per common share (basic and diluted):
Loss before extraordinary item                                            ($0.51)
Extraordinary loss                                                         (0.11)
                                                                    ------------
Net loss per share                                                        ($0.62)
                                                                    ============

Weighted average number of shares outstanding (basic and diluted)      7,750,000
                                                                    ============

Unaudited pro forma data:
   Loss before provision for income taxes and extraordinary item                     ($2,350,652)      ($353,281)
   Benefit for income taxes                                                              940,261         141,312
                                                                                    ------------    ------------
   Pro forma net loss                                                                ($1,410,391)      ($211,969)
                                                                                    ============    ============

   Pro forma loss per share (basic and diluted):
   Loss per share                                                                         ($0.26)         ($0.04)
                                                                                    ============    ============
   Pro forma weighted average numbe
      of common shares outstanding (basic and diluted)                                 5,510,000       4,758,000
                                                                                    ============    ============

The accompanying notes are an integral part of these consolidated and combined financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY OF KAPSON SENIOR QUARTERS CORP.
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                  AND THE COMBINED STATEMENT OF SHAREHOLDERS'
                   AND PARTNERS' DEFICIT OF THE KAPSON GROUP
                      FOR THE YEAR ENDED DECEMBER 31, 1995


                                                               Preferred Stock         Common Stock
                                                             -------------------   -------------------
                                                               Shares    Amount      Shares    Amount
                                                             ---------   -------   ---------   -------
December 31, 1994                                                                         --        --

Distributions                                                       --        --          --        --
Net loss                                                            --        --          --        --
                                                             ---------   -------   ---------   -------

December 31, 1995

Distributions to owners of Predecessor                              --        --          --        --
Contributions by owners of Predecessor                              --        --          --        --
Issuance of common stock for net assets of the Predecessor          --        --   4,150,000   $41,500
Issuance of common stock in initial public offering                 --        --   3,550,000    35,500
Issuance of common stock for purchase of minority interest          --        --      50,000       500
Net loss                                                            --        --          --        --
                                                             ---------   -------   ---------   -------

December 31, 1996                                                   --        --   7,750,000    77,500

Issuance of preferred stock, net                             2,400,000   $24,000          --        --
Dividends on preferred stock                                                  --          --        --
Net loss                                                            --        --          --        --
                                                             ---------   -------   ---------   -------

December 31, 1997                                            2,400,000   $24,000   7,750,000   $77,500
                                                             =========   =======   =========   =======

                                                              Additional                  Shareholders'
                                                               Paid In      Accumulated   and Partners'
                                                               Capital        Deficit        Deficit          Total
                                                             -----------    -----------    -----------    -----------
December 31, 1994                                                     --             --    ($8,739,640)   ($8,739,640)

Distributions                                                         --             --       (718,536)      (718,536)
Net loss                                                              --             --       (353,281)      (353,281)
                                                             -----------    -----------    -----------    -----------

December 31, 1995                                                     --             --     (9,811,457)    (9,811,457)

Distributions to owners of Predecessor                       ($6,000,000)            --       (918,236)    (6,918,236)
Contributions by owners of Predecessor                                --             --      3,271,067      3,271,067
Issuance of common stock for net assets of the Predecessor    (7,500,126)            --      7,458,626             --
Issuance of common stock in initial public offering           29,603,974             --             --     29,639,474
Issuance of common stock for purchase of minority interest       499,500             --             --        500,000
Net loss                                                              --    ($4,389,652)            --     (4,389,652)
                                                             -----------    -----------    -----------    -----------

December 31, 1996                                             16,603,348     (4,389,652)            --     12,291,196

Issuance of preferred stock, net                              56,963,225             --             --     56,987,225
Dividends on preferred stock                                          --     (2,286,667)            --     (2,286,667)
Net loss                                                              --     (2,494,507)            --     (2,494,507)
                                                             -----------    -----------    -----------    -----------

December 31, 1997                                            $73,566,573    ($9,170,826)            --    $64,497,247
                                                             ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated and combined financial statements.

      CONSOLIDATED STATEMENTS OF CASH FLOWS OF KAPSON SENIOR QUARTERS CORP.
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
          AND THE COMBINED STATEMENTS OF CASH FLOWS OF THE KAPSON GROUP
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                     1997            1996            1995
                                                                                 ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                                                          ($2,494,507)    ($4,389,652)      ($353,281)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                                   2,608,920       2,090,996       1,233,843
     Amortization                                                                     638,331         437,378         226,456
     Deferred income taxes                                                         (1,747,542)      2,039,000              --
     Minority interest in net loss of combined partnerships                          (368,886)       (924,264)        (15,845)
     Equity in (loss) income from investment in joint ventures                         69,833         (76,829)             --
     Changes in other assets and liabilities, excluding the effect of acquired facilities:
                    Accounts receivable                                              (607,695)         (2,492)        (49,396)
                    Prepaid expenses and other current assets                        (559,841)       (208,915)        (50,422)
                    Restricted cash - resident security deposits                     (538,198)        (16,855)        (19,336)
                      Other assets                                                   (620,051)       (407,884)       (128,144)
                    Accounts payable and accrued expenses                           2,863,680          74,568       1,961,924
                    Accrued interest                                                       --        (363,198)        101,325
                    Resident security deposits                                        794,750         447,045          79,115
                    Deferred interest payable                                        (147,500)         42,300          57,700
                    Deferred revenue                                                  390,903         311,604          29,851
                    Deferred financing costs                                       (1,285,387)       (732,272)       (887,668)
                                                                                 ------------    ------------    ------------

                       Net cash (used in) provided by operating activities         (1,003,190)     (1,679,470)      2,186,122
                                                                                 ------------    ------------    ------------

Cash flows from investing activities:
Acquisition of facilities, (net of cash assumed of $0 in 1997
   and $518,000 in 1996)                                                          (29,680,000)     (9,856,250)             --
(Decrease) increase in restricted mortgage escrow funds                               946,518        (525,655)     (1,069,015)
Investment in joint venture                                                        (1,291,200)       (475,000)             --
Purchases and development of property and equipment                               (29,983,571)     (9,031,911)    (16,530,708)
Purchase of minority interests in partnership interests                                    --      (2,100,000)             --
Sale of minority interest in partnerships                                           1,200,000       1,200,000              --
Loans to joint venture partners                                                    (1,079,372)             --              --
Increase in other assets                                                                   --      (7,341,007)             --
Increase in development costs                                                      (4,424,493)             --              --
                                                                                 ------------    ------------    ------------

                       Net cash used in investing activities                      (64,312,118)    (28,129,823)    (17,599,723)
                                                                                 ------------    ------------    ------------

Cash flow from financing activities:
Proceeds from initial public offering, net of offering costs                               --      29,639,474              --
Proceeds from preferred stock offering, net of offering costs                      56,987,225              --              --
Proceeds from issuance of long-term debt                                           27,475,716      20,019,470      17,565,212
Principal payment of long-term debt                                               (15,877,573)       (721,043)        (78,039)
Proceeds from loan                                                                         --         555,000              --
Dividends                                                                          (2,286,667)             --              --
Due (from) to affiliates                                                                   --      (3,375,450)        150,648
Contributions to capital by shareholders and partners of the Predecessor                   --       3,271,067              --
Distributions to shareholders and partners of the Predecessor                              --      (6,918,236)       (718,536)
Increase in contributed capital by minority partners                                4,812,229              --              --
                                                                                 ------------    ------------    ------------

                       Net cash provided by financing activities                   71,110,930      42,470,282      16,919,285
                                                                                 ------------    ------------    ------------

                       Net increase in cash and cash equivalents                    5,795,622      12,660,989       1,505,684
Cash and cash equivalents, beginning of year                                       16,053,307       3,392,318       1,886,634
                                                                                 ------------    ------------    ------------

Cash and cash equivalents, end of year                                            $21,848,929     $16,053,307      $3,392,318
                                                                                 ============    ============    ============

Cash paid during the year for:
                       Interest, net of amounts capitalized                        $6,771,049      $6,877,587      $3,400,592
                                                                                 ============    ============    ============
                       Income taxes                                                   $79,356         $24,860              --
                                                                                 ============    ============    ============

Supplemental disclosure:
Issuance of common stock for purchase of remaining minority  interest
     in a facility                                                                         --        $500,000              --
                                                                                 ============    ============    ============
Issuance of notes receivable to finance minority partners capital
     investment                                                                    $2,398,567              --              --
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

The Preferred Stock is convertible at any time prior to redemption, at the option of the holder, into shares of the Company's Common Stock at a conversion rate equal to the liquidation preference divided by $12.98. The Preferred Stock is not redeemable prior to July 1, 2000. The Preferred Stock is exchangeable, in whole or in part, at the option of the Company on any dividend payment date beginning September 30, 1997 for the Company's 8% Convertible Subordinated Notes (the "Notes") at the rate of $1,000 principle amount of Notes for each 40 shares of Preferred Stock. As of December 31, 1997 none of the Company's Preferred Stock had been exchanged.

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

The assisted living facilities owned and operated by the Predecessor were as follows:


              FACILITY                           FORM                        %
              --------                           ----                        -

Wholly and Majority Owned
  Senior Quarters at Stamford               Sub Chapter S                   100
  Senior Quarters at Huntington Station     Sub Chapter S                   100
  Senior Quarters at Centereach I           General Partnership             100
  Senior Quarters at Centereach II          Sub Chapter S                   100
*Town Gate East                             Limited Liability Company       100
*Town Gate Manor                            Limited Liability Company       100
  Senior Quarters at Chestnut Ridge         Limited Liability Company       50
  Senior Quarters at East Northport         Limited Partnership             50

Minority Interests
  Senior Quarters at Jamesburg              Limited Liability Company       11
  Senior Quarters at Glen Riddle            Limited Partnership             10
*Senior Quarters at Montville               Limited Partnership            23.75


*Ownership percentages were acquired or sold in April 1996 (Notes 4 and 5)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company's wholly owned subsidiaries and majority owned partnership investments. The Company accounts for its minority owned partnership investments under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The 1996 consolidated statements of operations, shareholders' equity and cash flows and related disclosures reflect the twelve months of operations of the assisted living business consisting of the nine months ended September 30, 1996 under the legal structure of the Predecessor and the three months ended December 31, 1996 under the legal structure of the Company and are collectively defined and referred to herein as those of the Company.

The combined financial statements for the year ended December 31, 1995 include the operations associated with the wholly and majority owned entities of the Predecessor listed above. Since the entities have common ownership and management interest, the assets and liabilities are recorded at historical cost. Investments in minority owned partnership investments are accounted for under the equity method since the Company is one of the general partners and exercises significant influence over the entities. All significant intercompany transactions and accounts have been eliminated in combination.

Minority interests represent the net equity attributable to non-affiliated investors of the Company or the Predecessor.

Disclosures made herein with respect to the years ended December 31, 1995 and during the nine months ended September 30, 1996 are to be read as disclosures of the Predecessor. All other disclosures unless specifically identified are disclosures of the Company.

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

Revenues

Assisted living revenues are recorded when services are rendered and consist of resident fees for basic housing, support services and fees associated with additional services such as personalized health and support services. Management fees are recorded when the respective services are rendered.

Property and Equipment

Property and equipment are stated at original cost less accumulated depreciation. Fixed asset depreciation is calculated over the assets' estimated useful lives using the straight-line method and leasehold improvements are amortized over the life of the improvement or the lease term whichever is shorter, as follows:

            Buildings and improvements          35 years
            Furniture and equipment             7-10 years

Interest incurred during construction periods is capitalized as part of the building costs. Maintenance and repairs are expensed as incurred; renewals and improvements are capitalized. Upon retirement or disposal, the asset cost and related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss, if any, is included in the results of operations.

Intangible Assets

Intangible assets consist of the excess of cost over the fair value of net assets of acquired facilities which is amortized on the straight-line method over a period of 15 to 40 years, and a covenant not to compete which is amortized on a straight-line basis over 5 years. Accumulated amortization at December 31, 1997 and 1996 was $643,345 and $214,076, respectively. Amortization expense was $429,269 and $214,076 for the years ended December 31, 1997 and 1996, respectively.

Long-Lived Assets

If there is an event or a change in circumstances adversely impacting the recoverability of long-lived assets, including goodwill, the Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of the asset over its remaining useful life, on an undiscounted basis, to the carrying amount of the asset. Such carrying amounts would be adjusted, if necessary, to reflect an impairment in the value of the assets.

Facility Development Costs

Facility development costs include direct costs related to development and construction of facilities. When a project is completed, related costs are transferred to property and equipment. If a project is abandoned, all costs previously capitalized are expensed.

Deferred Financing Costs

Deferred financing costs are amortized over the term of the related debt using the interest method. Accumulated amortization was $351,613 and $523,877 at December 31, 1997 and 1996, respectively.

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

Pro Forma Presentation (unaudited)

The pro forma net loss per share for the year ended December 31, 1995 was determined based upon the number of shares of common stock assumed to be issued by the Company in the Offering to fund the approximately $6,000,000 distribution based on the Offering price of $10 per share (608,000) plus, the issuance of the 4,150,000 shares of common stock to the Kaplans in the exchange. The $6,000,000 distribution was made to satisfy the tax liabilities of the Kaplans expected to be incurred pertaining to the transfer of the Predecessor interests in the facilities to the Company. The weighted average shares used to determine pro forma net loss for the year ended December 31, 1996 is based upon the shares issued to the Kaplans in the exchange (4,150,000), the shares issued in the Offering (3,550,000) and the shares issued to acquire the remaining minority interest in Senior Quarters at East Northport (50,000).

The pro forma benefit for income taxes for the Company and the Predecessor is based on the historical financial data of the Company and the Predecessor as if the Company and the entities comprising the Predecessor had operated as taxable corporations for all periods presented and is recorded at the statutory rate in effect during the period (40%).

Earnings per share are not presented for 1996 and 1995 on an historical basis since the Predecessor operated as a group of non-taxable entities. In addition, no shares of common stock were issued until the Offering, therefore, disclosure of historical earnings per share would not be meaningful.

Impact of Recently Issued Accounting Pronouncements

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements. The effect of the exercise of stock options under the treasury stock method and the conversion of preferred stock into common stock are not reflected in diluted earnings per share since they are anti-dilutive.

In 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" which requires that descriptive information about securities be shown in the financial statements. The adoption of this statement did not have any impact on the Company's disclosures in the financial statements for the year ended December 31, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that changes in comprehensive income be shown in a financial statement with the same prominence as other financial statement disclosures. SFAS No. 130 becomes effective in fiscal year 1998. Management believes that the adoption of this statement will not have any impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") , which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers and the material countries in which the entity holds and reports revenues. SFAS No. 131 becomes effective in fiscal year 1998. Management believes that the adoption of this statement will not have any impact on the Company's financial statements.

Reclassification

Certain items have been reclassified to conform with the current year presentation.

3. Property and Equipment:

Property and equipment are stated at cost and consist of the following:


                                       1997             1996
                                       ----             ----
Land                               $15,776,244       $4,800,644
Buildings and improvements          90,179,652       57,334,170
Furniture and equipment              9,342,146        6,972,718
Leasehold improvements               1,849,999               --
                                 -------------    -------------
                                   117,148,041       69,107,532
Less, accumulated depreciation     (13,338,717)     (10,729,797)
                                 -------------    -------------
Property and equipment, net       $103,809,324      $58,377,735
                                 =============    =============

Depreciation expense was $2,608,920, $2,090,996, $1,233,843 for the years ended December 31, 1997, 1996, and 1995, respectively.

Capitalized interest costs during development approximated $1,362,000, $459,000 and $1,105,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

4. Equity Investments:

The Company has an 11% general partnership interest in a limited partnership (Senior Quarters at Glen Riddle), a 10% interest in a limited liability company (Senior Quarters at Jamesburg), a 23.75% interest in a limited partnership (Senior Quarters at Montville) and a 50% interest in a limited liability company (Muhlenberg Development LLC). The equity interest in Senior Quarters at Montville was purchased for $475,000 on April 1, 1996. The equity interest in Muhlenberg was purchased for $1,291,200 in October 1997. The Company does not have operational control of any of these entities. The joint venture agreements, with the exception of Muhlenberg, provide the Company's joint venture partners with preference distributions on their initial capital contributions and provisions for a return of capital before any distribution can be made to the Company. Senior Quarters at Glen Riddle and Senior Quarters at Jamesburg commenced operations during 1996. Muhlenberg Development LLC is currently under development. Summarized financial information for these joint ventures is as follows:


                                                   December 31,
                                           ----------------------------
Balance Sheet                                  1997            1996
                                               ----            ----
Assets:
             Property and equipment, net   $ 29,061,144    $ 26,757,516
             Construction in progress         1,756,814          86,938
             Restricted investments           6,145,662       8,820,661
             Other assets                     4,727,772       4,182,373
                                           ------------    ------------
                                           $ 41,691,392    $ 39,847,488
                                           ============    ============
Liabilities and partners' capital:
             Notes payable                   32,108,930    $ 32,063,029
             Other liabilities                2,788,612       3,294,744
             Partners'/members' capital       6,793,850       4,489,715
                                           ------------    ------------
                                           $ 41,691,392    $ 39,847,488
                                           ============    ============
Income Statement
             Revenues                         8,690,557    $  4,279,141
             Operating expenses              (6,671,718)     (3,970,018)
             Other expense, net              (2,269,606)     (1,013,609)
                                           ------------    ------------

             Net loss                      $   (250,767)   $   (704,486)
                                           ============    ============

5. Acquisitions and Dispositions:

In March 1997, the Company sold a 49.9% interest in its wholly-owned subsidiary Kapson Briarcliff Manor, LLC for $1.2 million.

In April 1997, the Company formed a joint venture in which it has a 51% equity interest and purchased a 90 unit facility in Albany, New York for $3.8 million in cash.

In September 1997, the Company completed the acquisition of a 126 unit facility located in Lynbrook, New York for $25.8 million which was funded by a mortgage note of $10.5 million and $15.3 million in cash.

During 1996, the Company purchased an interest in three assisted living facilities for $12,975,000, of which $500,000 was financed through the issuance of common stock. In addition, the Predecessor sold an interest in one facility for $1,200,000.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information set forth below is based upon the Company's and the Predecessor's historical statements of operations for the years ended December 31, 1997, and 1996, adjusted to give effect to these transactions as if they occurred on January 1, 1996.

The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions and disposition occurred on January 1, 1996, nor does it purport to represent the results of operations for future periods.

                                       Unaudited pro forma data
                                    For the year ended December 31,
                                    -------------------------------
                                           1997        1996
                                           ----        ----

Total revenue                            $ 41,795    $ 25,877
Loss before extraordinary item               (626)     (2,984)
Extraordinary item, net of tax benefit       (822)         --
Net loss                                   (1,448)     (2,984)
Basic and diluted net loss per common                       )
 share                                   $   (.48)   $   (.54)

6. Joint Venture Agreements

Joint venture arrangements where the Company has an equity ownership greater than 50% have been consolidated because minority shareholders do not have participatory rights but protective rights.

In March 1997, the Company announced the formation of a joint venture through which it intends to develop six assisted living facilities in North and South Carolina. In October 1997, the

Company and its joint venture partner obtained $7.0 million in financing with a bank and commenced construction on a 100 unit facility located in Lake Wylie, South Carolina. The Company has a 50.1% equity interest in this project.

In June and August 1997, the Company formed two joint ventures with a partner in which it has a 51% equity interest for purposes of constructing and operating a 142 unit facility in Kew Gardens, New York and a 205 unit facility in Riverdale, New York. During the third quarter of 1997, the Company and its joint venture partner obtained approximately $46 million in financing and commenced construction on these facilities.

In September 1997, the Company entered into a joint venture agreement in which it owns a 50.1% equity interest in a parcel of land for purposes of constructing and operating a 100 unit assisted living facility in Stratford, Connecticut. During the fourth quarter of 1997, the Company and its joint venture partner obtained $12.7 million in financing and commenced construction on this facility.

In September 1997, the Company entered into a joint venture agreement in which it owns a 51% interest in a forty-five year operating lease to renovate an existing building for purposes of operating a 216 unit assisted living facility in New York City, New York. Current annual lease payments are approximately $720,000. During the first quarter of 1998 the Company and its joint venture partner obtained up to $23 million in financing and commenced construction on this facility. The Company does not have a purchase option.

7.  Long-Term Debt:

                                                                                          December 31,
                                                                                   -------------------------
                                                                                      1997           1996
                                                                                      ----           ----
Mortgage note payable to a financial institution bearing interest at 7.605% per annum due in monthly principal and interest installments of $119,333 through
December 1, 2005 when unpaid balance of $12,954,978 is due. (A)                    $15,515,960   $15,757,790

Mortgage note payable to a financial institution bearing interest at 4% above the financial institution's base lending rate This mortgage was paid off in
September 1997. (A) (Note 11)                                                               --     6,763,544

Mortgage note payable to a financial institution bearing interest at 4% above the financial institution's base lending rate. This mortgage was paid off in
September 1997. (A) (Note 11)                                                               --     8,547,322

Mortgage note payable to a financial institution with interest only payments through December 1996. Beginning January 1997, monthly payments of principal and interest at 4.55% above US Treasury Notes (10.55% at December 31, 1997) are due
and matures December 2006. (A) (B) (E) (Note 8)                                      7,935,925     8,000,000

Construction note payable to a financial institution, maturing June 1, 2036, bearing interest at 9.325% per annum and monthly payments of principal and
interest of $164,072                                                                19,483,700    19,320,238

Mortgage note payable to a financial institution with interest only payments through March 1997. Beginning April 1997, monthly payments of principal and interest at 4.3% above US Treasury Notes (10.78% at December 31, 1997) are due
and matures April 2006. (A) (C) (E) (Note 8)                                         6,446,157     6,484,375

Mortgage note payable to a financial institution with interest only payments through March 1997. Beginning April 1997, monthly payments of principal and interest at 4.3% above US Treasury Notes (10.78% at December 31, 1997) are due
and matures April 2006. (A) (C) (E) (Note 8)                                         3,867,694     3,890,625

Mortgage note payable to a financial institution, maturing July 15, 2017 and providing up to $12,810,000 in funding, bearing interest at the prime rate plus
3.5% (10.82% at December 31, 1997), during the construction phase, during which
only payments of interest are due. (D) (E) (Note 8)                                 12,810,000     4,588,280

Construction note payable to a financial institution with interest only payments
through January 25, 1999 bearing interest at LIBOR plus 2.4%                           501,468            --

Construction note payable to a financial institution with interest only payments
through June 6, 1999 bearing interest at LIBOR plus 2.3%                             3,776,710            --

Construction note payable to a financial institution with interest only payments
through August 21, 1999 bearing interest at LIBOR plus 2.3%                          4,227,993            --

Mortgage note payable to a financial institution with interest at LIBOR plus
1.75% maturing on September 29, 2002. (A)                                           10,384,710            --

                                                                                   -----------   -----------
                                                                                    84,950,317    73,352,174
Less, current portion                                                                  729,731       943,658
                                                                                   -----------   -----------
Long-term portion                                                                  $84,220,586   $72,408,516
                                                                                   ===========   ===========

      (A) The mortgage notes are collateralized by the facilities' property and equipment.

      (B) Monthly principal and interest payments are based upon a 25-year amortization period. At maturity, the Company has an option to renew the note for ten years at a rate of 6.75% above U.S. Treasury Notes increased annually by 30 basis points. Monthly principal and interest payments will be based upon a 16-year amortization period.

      (C) Monthly principal and interest payments are based upon a 25-year amortization period. At maturity, the Company has an option to renew the note for ten years at a rate of 6.25% above U.S. Treasury Notes increased annually by 30 basis points. Monthly principal and interest payments will be based upon a 16-year amortization period.

      (D) Monthly principal and interest payments are based upon a 25-year amortization period. At maturity, the Company has an option to renew the note for ten years at a rate of 6.25% above U.S. Treasury Notes increased annually by 30 basis points.

      (E)   Various restrictive covenants exist.

Principal payments on long-term debt as of December 31, 1997 are as follows:

                        Years ended
                        December 31,
                        ------------
                        1998                       $  729,731
                        1999                          948,892
                        2000                        1,063,636
                        2001                        1,136,870
                        200                         1,217,972
                        Thereafter                 79,853,216

8. Credit Facilities:

The Company has available a $140 million recourse line of credit (the "Credit Facility") from Health Care REIT Inc. The Credit Facility provides both construction and permanent financing as well as operating leases.

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

The Credit Facility also provides for financings structured as operating leases. Operating leases are for initial terms of 10 years, with three (3) five year renewals. Interest is charged at 3.75% above comparable U.S. Treasury Notes during the initial term and will be increased by 25 basis points during the second and each subsequent year of the initial and renewal terms. The amount of financings committed for these long-term operating leases was $28,674,457 at December 31, 1997. Commitments for operating leases reduce the amount available under the facility.

Effective November 10, 1997, interest on new borrowings will be 3.25% above comparable U.S. Treasury Notes and will be increased by 15 basis points each year. The interest rate for all borrowings, including operating leases, outstanding at December 31, 1997 will be reduced on a financing-by-financing basis by 50 basis points as new borrowings are closed which equal or exceed the amount of borrowings currently outstanding. The agreement provides for the Company to pay a fee of 25 basis points on the unused portion of the facility.

The Credit Facility is collateralized by the Company's real estate, equipment and accounts receivable. At December 31, 1997, the Company has available under the Credit Facility approximately $80,140,543.

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

At December 31, 1997, the Company was not in compliance with certain of these covenants. Waiver on default of certain financial covenants was received from HCR and the facility was subsequently amended to revise certain financial covenants to reflect the Company's current and future business environment.

In September 1997, the Company entered into a $50 million Non-Revolving Credit Facility with GMAC Mortgage Corporation to provide construction and acquisition financing collateralized by assisted living or independent living facilities. Amounts borrowed will vary depending on the value of the facility and will bear interest rates based on the 30-day LIBOR Rate plus 2.45% to 3%. The credit facility has a two year term with acquisition and construction loans payable in full after three and five years, respectively. The amount available under the facility, which at December 31, 1997 is $39.2 million, has been reduced by the gross lease payments guaranteed by the Company at one facility.

In February 1997, the Company was granted a line of credit with Fleet Bank for the issuance of standby letters of credit in the aggregate amount of up to $6,359,500. As of December 31, 1997, approximately $2,189,250 was available under the line of credit.

9. Income Taxes:

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

The deferred tax effects of temporary differences as of December 31, 1997 and 1996 are as follows:

                                                      1997           1996
                                                  -----------    -----------
Deferred tax assets:
   Net operating losses                           $ 2,050,000    $   236,000
   Deferred revenue                                   363,672        208,000
   Deferred interest                                       --         59,000
   Accrued liabilities                                 56,023             --
                                                  -----------    -----------
Deferred tax assets                                 2,469,695        503,000

Deferred tax liabilities:
   Depreciation of property and equipment           2,761,153      2,542,000
                                                  -----------    -----------
Net deferred tax liabilities                      $   291,458    $ 2,039,000
                                                  ===========    ===========

The difference between the actual income tax provision (benefit) and the income tax provision (benefit) computed by applying the statutory federal income tax rate to income (loss) before provision (benefit) for income taxes is attributable to the following:

                                                      1997           1996
                                                  -----------    -----------
Benefit at statutory rate                         $  (976,375)   $  (799,000)
Benefit attributable to Predecessor                        --        599,000
Provision recorded attributable to change in
  tax status, including state income tax impact            --      2,400,000
State NOL, net of federal                            (109,759)       (89,000)
Adjustment to                                         (56,718)            --
  deferred tax assets
Other                                                 (56,546)       (72,000)
                                                  -----------    -----------
                                                  $1,199, 398    $ 2,039,000
                                                  ===========    ===========

The Company's net operating loss carryforwards for income tax purposes which approximates $5,125,000, expire in 2011 and 2012.

10. Commitments and Contingencies:

Management Agreements

The Company has agreements with unaffiliated parties to manage their assisted living facilities. These agreements, which range primarily from three to ten years with five year renewal options, expire at various dates from 1997 through 2007. The fees received under these agreements are generally 5% of gross rental revenue of the facility and incentive fees related to facility operating results.

Legal Proceedings

The Company is named as a defendant in various lawsuits which arise in the normal course of business. Although the ultimate outcome of these proceedings cannot be determined, management believes that any outcome will not have a material adverse effect on the Company's financial position or results of operations.

Operating Leases

The Company is obligated under certain long term non-cancelable operating leases for four assisted living facilities, its corporate office and office equipment expiring at various dates through 2042. Future minimum lease payments required under all operating leases as of December 31, 1997 are as follows:

                        Years ended
                        December 31,
                        ------------
                             1998                 $6,560,670
                             1999                  7,134,517
                             2000                  6,983,452
                             2001                  6,421,441
                             2002                  6,527,681

Total rent expense was approximately $ 2,600,000, $385,000 and $90,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

A summary of the Company's stock options is as follows:

                                                                1997                      1996
                                                                ----                      ----
                                                                      Exercise                 Exercise
                                                         Shares         Price        Shares      Price
                                                         -------    ------------     -------    -------
Options outstanding, beginning of year                   105,000             $10          --         --
Granted                                                   39,350    $9.625 to 10     117,500        $10
Canceled or lapsed                                            --              --     (12,500)        --
                                                         -------    ------------     -------    -------
Options outstanding, end of year                         144,350    $9.625 to 10     105,000        $10
                                                         =======    ============     =======    =======
Options exercisable, end of year                          26,250                          --
                                                         =======
Options available for grant, end of year                 455,650                     495,000
                                                         =======                     =======
Weighted-average fair value of options                     $3.88                       $4.61
   granted during the year

The Company has adopted the disclosure-only provision of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock incentive plan. Had the Company recorded compensation cost of the Plan based upon the fair value at grant date, the Company's net loss and loss per share for the years ended December 31, 1997 and 1996 would have been the following as adjusted amounts indicated below (in thousands, except per share amounts):

                                                           1997 Actual    1996 Proforma
                                                           -----------    -------------
Net loss  - as reported                                      $(2,494)       $( 1,410)
Net loss  - as adjusted                                      $(2,630)       $( 1,444)
Basic and diluted loss per common share - as reported        $  (.62)          $(.26)
Basic and diluted loss per common share - as adjusted        $  (.63)          $(.26)

The fair value of stock options used to compute net loss and loss per share in accordance with SFAS No. 123 is the estimated present value at grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during 1997 and 1996 respectively: dividend yield of 0%; expected volatility of 30.97% and 41.09%; a risk free interest rate of 6.44% and 5.59% and an expected holding period of 5 years. The remaining contractual life of options outstanding at December 31, 1997 is 8.9 years.

Employment Agreements

The Company has entered into employment agreements with the Kaplans, each of whom will receive annual cash compensation and a bonus pursuant to substantially identical five year employment contracts. These agreements are renewable from year to year after the initial five year period. Each contract provides for a salary of $237,000, increased annually by a percentage equal to the Consumer Price Index. Each contract also provides for a discretionary bonus to be set by the Company's Compensation Committee, based on the earnings of the Company and other criteria determined by the Compensation Committee. If the executive covered by the contract is terminated by the Company without cause, the executive shall be paid the salary provided for in the contract for the remainder of the term of the contract but in no event less than one year's salary. In addition, the contract provides for a payment equal to two year's base salary upon the occurrence of certain events relating to a change of control of the Company and subsequent termination. Each executive officer has agreed to devote substantially all of his time to the Company and not to compete with the Company while employed thereby and for a period of one year from the date of termination unless such executive officer is terminated without cause.

Operating Agreements

The Kaplans, due to New York State law, are required to individually be the licensed operators of all of the Company's assisted living facilities located in New York. The Company has entered into operating agreements with the Kaplans, relating to the facilities, for a term of 25 years at a net fee of 3.5% of the respective facilities' first $23.0 million in revenues and .2% thereafter. Total payments to the Kaplans approximated $1,302,000 in 1997 and $219,000 in 1996 and are included in other income (expense), in the accompanying consolidated statement of operations.

11. Extraordinary Item:

In September 1997, the Company prepaid approximately $15 million in debt and $1.6 million in equity participation fees relating to mortgage loans on two facilities. The Company recorded an extraordinary loss on the early retirement of this debt of approximately $1.4 million before the benefit for income taxes ($822,000 net of income tax benefit.)

12. Employee Benefit Plan:

During 1995, the Company established a 401(k) plan for all employees that meet minimum employment criteria. The plan provides that the Company may, at its option, contribute to the plan up to 6% of employees' salary. Employees are always 100% vested in their own contributions and vested in Company contributions over seven years. No contributions have been made for the years ended December 31, 1997, 1996 and 1995.

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

15. Subsequent Event:

On March 2, 1998, Prometheus Acquisition Corp., (the "Offeror") a wholly owned subsidiary of Prometheus Senior Quarters, LLC, ("Parent") and an affiliate of Lazard Freres Real Estate Investors, L.L.C., ("LFREI"), commenced a tender offer to purchase all of the outstanding shares of common stock of the Company at a price of $14.50 per share, net to the seller in cash, without interest, and all of the outstanding shares of $2.00 Convertible Exchangeable Preferred Stock, (together with the Common Stock, the "Shares"), of the Company at a price of $27.93 per share, net to the seller in cash without interest, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated March 2, 1998. The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn prior to the expiration date of the Offer that number of shares of Common Stock representing at least a majority of the outstanding shares of Common Stock on a fully diluted basis, and for the purpose of the satisfaction of such condition, the tender of each share of Preferred Stock will be deemed to be the tender of 1.92604 shares of Common Stock.

The Offer is being made pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 23, 1998 (the "Merger Agreement"), among the Company, Parent and the Offeror, pursuant to which, following the consummation of the Offer and the satisfaction or waiver of certain conditions set forth in the Merger Agreement and in accordance with the General Corporation Law of the State of Delaware (the "DGCL), the Offeror will be merged with and into the Company (the "Merger" and, together with the Offer, the "Transaction"), the separate corporate existence of the Offeror will cease and the Company will continue as the surviving corporation following the Merger (the "Surviving Corporation"). At the effective time of the Merger (the "Effective Time"), each outstanding Share (other than Shares held in the treasury of the Company, Shares owned by any subsidiary of the Company, Shares owned by the Offeror or Parent or Shares with respect to which appraisal rights are properly exercised under the DGCL) will be converted into and represent the right to receive, in the case of the Common Stock, the Common Stock Offer Price, and in the case of the Preferred Stock, the Preferred Stock Offer Price, in each case in cash without interest.

The accompanying consolidated statement of operations for the year ended Dec. 31, 1997 includes $678,280 of transactional expenses relating to the tender offer.